Form 10-Q
period 1997-03-31
FIRSTSPARTAN FINANCIAL CORP
filed 1997-06-30
CIK 1035240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ X ]     Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the Quarterly
          Period Ended   March 31, 1997


[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 For the Transition
          Period from _______________ to _______________

          Commission File Number: _______________


                         FIRSTSPARTAN FINANCIAL CORP.
           (Exact name of Registrant as specified in its charter)

 Delaware                                         56-2015272
----------                                        ----------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)



        380 East Main Street, Spartanburg, South Carolina 29302
                 (Address of principal executive office)

                             (864) 582-2391
                      (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes _____            No  __X*___


Registrant has been subject to such filing requirements since May
14, 1997.

                         FIRSTSPARTAN FINANCIAL CORP.


                            Table of Contents



Part I. Financial Information                                Page

Item 1. Financial Statements     (unaudited)

        Consolidated Balance Sheets at March 31, 1997
        and June 30, 1996                                      1

        Consolidated Statements of Income for the
        Three-Month and Nine-Month Periods Ended
        March 31, 1997 and 1996                                2

        Consolidated Statements of Cash Flows for the
        Three-Month and Nine-Month Periods Ended
        March 31, 1997 and 1996                              3-4

        Notes to Consolidated Financial Statements             5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 6-10


Part II.Other Information                                     11


Signatures                                                    12

ITEM 1.  FINANCIAL STATEMENTS

                              FIRSTSPARTAN FINANCIAL CORP.
                              CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)
                                       (Unaudited)

                                            March 31,    June 30,
ASSETS                                        1997        1996
                                              ----        ----

Cash                                       $   6,041    $  6,798
Federal funds sold and overnight
 interest-bearing deposits                     9,222       3,986
                                           ---------    --------
          Total cash and cash equivalents 15,263 10,784 Investment securities available-for-sale
 - at fair value (amortized cost:
 $13,593 and $18,291 at March 31, 1997
 and June 30, 1996, respectively)             13,521      18,155
Mortgage-backed securities held-to-
 maturity - at amortized cost (fair
 value:  $129 and $209 at March 31,
 1997 and June 30, 1996, respectively)           128         195
Loans receivable, net                        346,019     314,936
Loans held-for-sale - at lower of cost
 or market (market value: $877 and
 $1,911 at March 31, 1997 and
 June 30, 1996,                                  877       1,911
Office properties and equipment, net           5,877       5,112
Federal Home Loan Bank of Atlanta Stock
 - at cost                                     3,011       2,806
Accrued interest receivable                    2,479       2,427
Real estate acquired in settlement of loans      106          58
Other assets                                   1,030         582
                                           ---------   ---------
TOTAL                                      $ 388,311   $ 356,966
                                           =========   =========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                         $ 338,174   $ 305,831
  Advances from borrowers for taxes
   and insurance                                 704       1,247
  Other liabilities                            3,587       5,734
                                           ---------   ---------
          Total liabilities                  342,465     312,812
                                           =========   =========

EQUITY:
  Retained earnings                           45,891      44,238
  Unrealized loss on securities
   available-for-sale (net of
   deferred taxes of $27 and $52 at
   March 31, 1997 and June 30, 1996,
   respectively)                                 (45)        (84)
                                           ---------   ---------
          Total equity                        45,846      44,154
                                           ---------   ---------

TOTAL                                      $ 388,311   $ 356,966
                                           =========   =========


See accompanying notes to consolidated financial statements.

                          FIRSTSPARTAN FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)

                              Three Months         Nine Months
                                 Ended                Ended
                                March 31,           March 31,
                           ------------------  ------------------
                             1997       1996     1997       1996
                           --------   -------  --------   -------

INVESTMENT INCOME:
   Interest on loans       $ 6,815    $ 6,187  $20,120    $18,133
   Interest and dividends
    on investment
    securities, mortgage-
    backed securities
    and other                  477        478    1,329      1,569
                           -------    -------  -------    -------
          Total investment
           income            7,292      6,665   21,449     19,702

INTEREST EXPENSE:

    Deposit accounts         3,938      3,685   11,506     11,017
                           -------    -------  -------    -------


NET INTEREST INCOME          3,354      2,980    9,943      8,685


PROVISION FOR LOAN LOSSES       75         14      750         18
                           -------    -------  -------    -------


NET INTEREST INCOME AFTER

    PROVISION FOR LOAN
     LOSSES                  3,279      2,966    9,193      8,667
                           -------    -------  -------    -------


NONINTEREST INCOME (EXPENSE):

    Service charges and
     fees                      288        243      884        656
    Gain on sale of mortgage
     loans                                          37
    Loss on sale of investments                    (16)
    Other, net                 101        103      186        289
                           -------    -------  -------    -------
          Total noninterest
           income,             389        346    1,091        945
                           -------    -------  -------    -------


NONINTEREST EXPENSE:

    Employee compensation
     and benefits              953        740    2,686      2,256
    Federal deposit insurance
     premiums                   72        190    2,203        544
    Occupancy and equipment
     expense                   258        171      755        537
    Computer services          130        111      380        303
    Advertising and
     promotions                110         91      345        295
    Office supplies, postage,
     printing, etc.            144        133      390        352
    Other                      330        281      882        756
                           -------    -------  -------    -------
          Total noninterest
           expense           1,997      1,717    7,641      5,043
                           -------    -------  -------    -------


INCOME BEFORE INCOME TAXES   1,671      1,595    2,643      4,569


PROVISION FOR INCOME TAXES     625        598      990      1,713
                           -------    -------  -------    -------


NET INCOME                 $ 1,046    $   997  $ 1,653    $ 2,856
                           =======    =======  =======    =======

See accompanying notes to consolidated financial statements

                          FIRSTSPARTAN FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)

                              Three Months         Nine Months
                                 Ended                Ended
                                March 31,           March 31,
                           ------------------  ------------------
                             1997      1996      1997      1996
                           --------  --------  --------  --------

CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net income            $ 1,046     $   997  $ 1,653   $ 2,856
    Adjustments to
     reconcile net
     income to net
     cash provided by
     operating activities:
       Provision for loan
        losses                 75          14      750        18
       Deferred income
        tax provision          (5)         47     (330)      137
       Amortization of
        deferred income       (38)        (23)    (121)     (136)
       Accretion of
        discounts on
        investment and
        mortgage-backed
        securities             (5)         (2)     (16)       (1)
       Depreciation           111          75      411       220
       Increase in other
        assets               (194)       (320)    (500)     (199)
       Additions to loans
        held-for-sale      (1,318)     (6,467)  (7,349)  (10,677)
       Proceeds from sale
        of loans            1,885       1,333    8,420     4,196
       Gain on sale of
        mortgage loans                             (37)
       Loss on disposal
        of property and
        equipment                                   16
       Loss on sale of
        real estate
        acquired in
        settlement of
        loans                                                  8
       Loss on sale of
        investments
        available-for-
        sale                                        16
       Increase (decrease)
        in other
        liabilities        (2,426)       706    (2,385)      367
                         --------   --------  --------  --------
            Net cash
             (used in)
             provided
             by
             operating
             activities      (869)    (3,640)      528    (3,211)
                         --------   --------  --------  --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Net loan
      originations
      and principal
      collections         (11,595)    (4,301)  (25,803)  (20,442)
     Purchase of loans     (2,811)              (6,015)
     Purchase of
      investment
      securities              (77)    (1,128)   (1,303)   (7,359)
     Proceeds from sale
      of investment
      available-for-sale                         5,000
     Proceeds from
      maturities of
      investment
      securities
      available-for-sale               2,000     1,000     4,000
     Principal repayments
      and proceeds from
      maturities of
      mortgage-backed
      securities                          59        68        94
     Proceeds from sale
      of real estate
      acquired in
      settlement of loans                           58        49
     Purchase of Federal
      Home Loan Bank of
      Atlanta stock          (205)      (157)     (205)     (157)
     Purchase of property
      and equipment          (697)       (80)   (1,382)     (401)
     Proceeds from sale
      of property and
      equipment               190                  190
            Net cash
             used in
             investing
             activities  $(15,195)  $ (3,607) $(28,392) $(24,216)
                         --------   --------  --------  --------

                          FIRSTSPARTAN FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                              Three Months         Nine Months
                                 Ended                Ended
                                March 31,           March 31,
                           ------------------  ------------------
                             1997      1996      1997      1996
                           --------  --------  --------  --------

CASH FLOWS FROM FINANCING
     ACTIVITIES - Net
     increase in deposits  $14,223   $ 1,301   $32,343   $25,225
                           -------   -------   -------   -------

NET INCREASE (DECREASE)
     IN CASH AND CASH
     EQUIVALENTS            (1,841)   (5,946)    4,479    (2,202)
                           -------   -------   -------   -------

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF
     PERIOD                 17,104    19,711    10,784    15,967
                           -------   -------   -------   -------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD      $15,263   $13,765   $15,263   $13,765
                           =======   =======   =======   =======

SUPPLEMENTAL DISCLOSURES
     OF CASH FLOW
     INFORMATION:
     Cash paid during
     the period for:
          Interest         $ 4,320   $ 3,609   $11,599   $10,542
                           =======   =======   =======   =======
          Income taxes     $   651   $   390   $ 1,120   $ 1,575
                           =======   =======   =======   =======
     Transfers from
      loans to real
      estate acquired
      in settlement
      of loans             $     4   $    35   $   106   $    58
     Increase (decrease)
      in net unrealized
      losses on available
      -for-sale
      investments and
      marketable equity
      securities           $    54   $    94   $   (64)  $    (5)
     Increase (decrease)
      in deferred tax
      asset related to
      unrealized losses
      on invetments        $    21   $    36   $    (25) $    (2)
     Investment securities
      transferred from
      held-to- maturity
      to available-for-
      sale, at fair value  $         $         $         $ 4,002
                           =======   =======   =======   =======


See accompanying notes to consolidated financial statements.

PAGE

                          FIRSTSPARTAN FINANCIAL CORP.
                   Notes to Consolidated Financial Statements



1.   Basis of Presentation

     FirstSpartan Financial Corp. (the "Corporation") was incorporated under Delaware law on February 4, 1997 by First Federal Savings and Loan Association of Spartanburg (the Association ) in connection with the planned conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association s stock to the Corporation and the offer and sale of the Corporation s common stock by the Corporation (the Conversion ). Upon consummation of the Conversion, the Corporation will become the unitary holding company for the Association. This transaction received conditional regulatory approval on May 14, 1997. For purposes of this Form 10-Q, the financial statements and management s discussion and analysis of financial condition and results of operations are presented for the Association since the Corporation was not active during any of the periods presented. No pro forma effect has been given to the planned sale of the Corporation s common stock in the Conversion.

     The accompanying consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996, contained in the Corporation s prospectus dated May 14, 1997.

PAGE

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations

Comparison of Financial Condition at March 31, 1997 and June 30,
1996

     Total assets were $388.3 million at March 31, 1997 and $357.0 million at June 30, 1996 an increase of $31.3 million
     or 8.8%.   This increase resulted primarily from growth in
     the loan portfolio more than offsetting decreases of $4.6 million and $1.0 million in investment securities available-for-sale and loans held-for-sale, respectively. Loans receivable, net, increased $31.1 million, or 9.9%, to $346.0 million at March 31, 1997 from $314.9 million at June 30, 1996 primarily as a result of increases in one-to- four family mortgage loans. The increase in loans receivable, net, was funded primarily through an increase in deposits of $32.4, or 10.6%, to $338.2 million at March 31, 1997 from
     $305.8 million at June 30, 1996. Equity increased $1.7 million, or 3.8%, to $45.9 million at March 31, 1997 from $44.2 million at June 30, 1996 primarily as the result of net income during the nine months ended March 31, 1997.

     The Association s nonperforming assets and troubled debt restructurings decreased by $3.4 million, or 47.9%, to $3.8 million at March 31, 1997 from $7.2 million at June 30, 1996. The decrease was due primarily to a $3.1 million decrease in construction loans contractually past due more than 90 days.


Comparison of Operating Results for the Three Months Ended March
31, 1997 and March 31, 1996

     Net Income.   Net income increased from $997,000 for the
     three months ended March 31, 1996 to $1.0 million for the three months ended March 31, 1997 primarily as a result of increased net interest income offset by increased provision for loan losses and increased other expenses.

PAGE

Net Interest Income.   Net interest income increased 12.6% from
$3.0 million for the three months ended March 31, 1996 to $3.4 million for the three months ended March 31, 1997. Investment income increased 9.4% from $6.7 million for the three months ended March 31, 1996 to $7.3 million for the three months ended March 31, 1997 as a result of an increase in the average balance of interest-earning assets from $333.5 million to $364.9 million. The average yield on interest-earning assets was 7.99% for the three months ended March 31, 1997 and 1996 as a result of stable market interest rates. Interest expense increased 6.9% from $3.7 million for the three months ended March 31, 1996 to $3.9 million for the three months ended March 31, 1997 as a result of an increase in the average balance of deposits from $296.7 million to $328.4 million. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits from 4.97% for the three months ended March 31, 1996 to 4.80% for the three months ended March 31, 1997. The decrease in the average cost of deposits resulted from a combination of a change in the mix of deposits from higher cost certificates of deposit to lower cost negotiable order of withdrawal ("NOW") and passbook accounts as a result of promotions of NOW and passbook accounts. The weighted average cost of certificates of deposit also decreased as a result of the Association s focus on the NOW and passbook account promotions rather than certificate of deposit promotions. Interest rate spread increased from 3.02% for the three months ended March 31, 1996 to 3.19% for the three months ended March 31, 1997.

Provision for Loan Losses.   Provisions for loan losses are
charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Association classifies according to OTS regulations. The Association gives greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management s judgment, potential credit weaknesses.

The provision for loan losses was $75,000 for the three months ended March 31, 1997 compared to $14,000 for the three months ended March 31, 1996. Management deemed the increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio and a continuing increase in classified
assets between December 31, 1996 and March 31, 1997.   The
increase in classified assets resulted primarily from an increase in construction loan delinquencies, which management attributes to slower sales of homes of the type sold by the Association's construction loan borrowers in the Association s primary market area. Although no assurances can be given, management expects the trend of increased classified assets to continue moderately based upon its expectation for continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending. Management deemed the allowance for loan losses adequate at March 31, 1997.

                               7
PAGE

Noninterest Income.   Noninterest income increased from $346,000
for the three months ended March 31, 1996 to $389,000 for the three months ended March 31, 1997, primarily as a result of an increase in service charges and fees. Service charges and fees increased from $243,000 for the three months ended March 31, 1996 to $288,000 for the same period in 1997 primarily as a result of increased income associated with the origination and sale of FHA and VA mortgage loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net decreased from $103,000 for the three months ended March 31, 1996 to $101,000 for the three months ended March 31, 1997, which was attributable partially to a $13,000 loss representing the Association s share of losses incurred by the mortgage banking company in which the Association s service corporation subsidiary has an equity investment.

Noninterest Expense.   Noninterest expense was $2.0 million for
the three months ended March 31, 1997 compared to $1.7 million for the same period in 1996. This increase resulted primarily from employee compensation and benefits, which increased from $740,000 for the three months ended March 31, 1996 to $953,000 for the same period in 1997 as a result of the hiring of additional operations personnel to service the increased number of NOW accounts and the hiring of the Association s current Chief Financial Officer in June 1996. The increases in other categories of other operating expenses generally are attributable to the growth of the Association and to inflation. The Association anticipates that other operating expenses will increase in subsequent periods following the consummation of the Conversion as a result of increased costs associated with operating as a public company. The opening of two new branch offices also will contribute to increased operating expenses in future periods.

Income Taxes.  The provision for income taxes was $625,000 for
the three months ended March 31, 1997      compared to $598,000
for the three months ended March 31, 1996 as a result of higher income before taxes.

Comparison  of Operating Results for the Nine Months Ended March
31, 1997 and March 31, 1996

Net Income.   Net income decreased 42.1% from $2.9 million for
the nine months ended March 31, 1996 to $1.7 million for the nine months ended March 31, 1997 primarily as a result of increases in the provision for loan losses and in noninterest expense. The increase in noninterest expense was primarily the result of the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to approximately $1.1 million after tax, net income would have been $2.8 million for the nine months ended March 31, 1997.

                               8
PAGE

Net Interest Income.   Net interest income increased 14.5% from
$8.7 million for the nine months ended March 31, 1996 to $9.9 million for the nine months ended March 31, 1997. Investment income increased 8.9% from $19.7 million for the nine months ended March 31, 1996 to $21.4 million for the nine months ended March 31, 1997 as a result of an increase in the average balance of interest-earning assets from $329.0 million to $356.5 million and in the average yield on interest-earning assets from 7.98% to 8.02%. While market interest rates were slightly lower during the nine months ended March 31, 1997, the weighted average yield on interest-earning assets remained relatively stable because of the Association s emphasis on higher-yielding construction loans, commercial real estate loans and consumer and other loans, as well as the stabilizing effect that fixed-rate loans in the portfolio have on the weighted average yield. Interest expense increased 4.4% from $11.0 million for the nine months ended March 31, 1996 to $11.5 million for the nine months ended March 31, 1997 as a result of an increase in the average balance of deposits from $292.1 million to $318.5 million. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits from 5.03% for the nine months ended March 31, 1996 to 4.82% for the nine months ended March 31, 1997. The decrease in the average cost of deposits resulted from a combination of a change in the mix of deposits from higher cost certificates of deposit to lower cost NOW and passbook accounts. The weighted average cost of certificates of deposit also decreased as a result of the Association s focus on the NOW and passbook account promotions. Interest rate spread increased from 2.95% for the nine months ended March 31, 1996 to 3.20% for the nine months ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses increased from $18,000 for the nine months ended March 31, 1996 to $750,000 for the nine months ended March 31, 1997. Management deemed the increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio and a continuing increase in classified assets between June 30, 1996 and March 31, 1997. The increase in classified assets resulted primarily from an increase in construction loan delinquencies, which management attributes to slower sales of homes of the type sold by the Association s construction loan borrowers in the Association's primary market area. Although no assurances can be given, management expects the trend of increased classified assets to continue moderately based upon its expectation for continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending. Management deemed the allowance for loan losses adequate at March 31, 1997.

Noninterest Income.   Noninterest income increased from $945,000
for the nine months ended March 31, 1996 to $1.1 million for the nine months ended March 31, 1997, primarily as a result of an increase in service charges and fees offset by a decrease in other income. Service charges and fees increased from $656,000 for the nine months ended March 31, 1996 to $884,000 for the same period in 1997 primarily as a result of increased income associated with the origination and sale of FHA and VA mortgage loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net decreased from $289,000 for the nine months ended March 31, 1996 to $186,000 for the nine months ended March 31, 1997 primarily as a result of a $113,000 loss representing the Association s share of losses incurred by the mortgage banking company in which the Association s service corporation subsidiary has an equity investment.

                               9
PAGE

Noninterest Expense.   Noninterest expense increased from $5.0
million for the nine months ended March 31, 1996 to $7.6 million for the nine months ended March 31, 1997. This increase resulted primarily from the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Association s assessment amounted to $1.8 million and was accrued during the quarter ended September 30, 1996. Prior to the SAIF recapitalization, the Association s total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. Additionally, employee compensation and benefits increased from $2.3 million for the nine months ended March 31, 1996 to $2.7 million for the same period in 1997 as a result of the hiring of additional operations personnel to service the increased number of NOW accounts and the hiring of the Association's current Chief Financial Officer in June 1996. The increases in other categories of other operating expenses generally are attributable to the growth of the Association and to inflation. The Association anticipates that other operating expenses will increase in subsequent periods following the consummation of the Conversion as a result of increased costs associated with operating as a public company. The opening of two new branch offices also will contribute to increased operating expenses in future periods.

Income Taxes.   The provision for income taxes was  $1.7 million
for the nine months ended March 31, 1996 compared to $990,000 for the nine months ended March 31, 1997 as a result of lower income before taxes.

Liquidity and Capital Resources

The Association's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Association generally maintains sufficient cash and short-term investments to meet short-term liquidity
needs.   At March 31, 1997, cash and cash equivalents
totalled $15.3 million, or 3.9% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totalled $7.1 million. At March 31, 1997, the Association also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta, which provided for immediately available advances up to an aggregate amount of $40.0 million.

As of March 31, 1997, the Association s regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1997, under regulations of the Office of Thrift Supervision, the Association s actual tangible, core and risk-based capital ratios were 11.8%, 11.8% and 20.3%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

                               10
PAGE

                       FirstSpartan Financial Corp.

Part II.  Other Information

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None


                               11
PAGE

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FirstSpartan Financial Corp.



Date:June 27, 1997       By:/s/Billy L. Painter
                            Billy  L. Painter
                            President and Chief Executive Officer

Date:June 27, 1997       By:/s/R. Lamar Simpson
                            R. Lamar Simpson
                            Treasurer, Secretary and
                             Chief Financial Officer





















                               12
PAGE