Form 10-K405
period 1997-06-30
FIRSTSPARTAN FINANCIAL CORP
filed 1997-09-26
CIK 1035240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number:  0-22445

                       FIRSTSPARTAN FINANCIAL CORP.
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Delaware                                      56-2015272
-----------------------------------------------           -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                         Identification No.)

380 E. Main Street, Spartanburg, South Carolina                 29302
-----------------------------------------------           -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (864) 582-2391
                                                          -------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                          -------------------

Securities registered pursuant to Section 12(g) of the Act:
                                      Common Stock, par value $0.01 per share
                                      ---------------------------------------
                                                  (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]   NO [ ]

      Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.  YES  [X]    NO  [ ]

      As of September 22, 1997, there were issued and outstanding 4,430,375 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "FSPT." Based on the average of the bid and asked prices for the Common Stock on September 22, 1997, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $153,908,617 (4,335,454 shares at $35.50 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE

                                None

                                 PART I

ITEM 1.     DESCRIPTION OF BUSINESS
-----------------------------------
GENERAL

        FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Spartanburg ("First Federal" or the "Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Company. At June 30, 1997, the Company had total assets of $665.4 million, total deposits of $353.2 million and total equity of $47.0 million. FirstSpartan has not engaged in any significant activity other than holding the stock of First Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiary.

        The Association conducts its business from its main office and three branch offices located in Spartanburg, South Carolina, a branch office in Boiling Springs, South Carolina, a branch office in Inman, South Carolina and a branch office in Duncan, South Carolina, all of which are located in Spartanburg County. The Inman and Duncan offices opened in June 1997. The deposits of the Association are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

        The Association is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one- to- four family residential mortgage loans within its primary market area. The Association is an approved Federal Housing Administration ("FHA") and Veterans Administration ("VA") lender and participates in the Spartanburg Residential Development Program, an affordable housing program. The Association also actively originates construction loans and consumer loans. To a lesser extent, the Association originates land loans, commercial real estate loans and commercial business loans.

MARKET AREA

        The Association considers Spartanburg County and adjacent counties in northwest South Carolina to be its primary market area. The City of Spartanburg, the county seat of Spartanburg County, is located on Interstate 85 approximately 75 miles southwest of Charlotte, North Carolina, and 35 miles northeast of Greenville, South Carolina.

        Spartanburg County and the City of Spartanburg had a 1990 population of approximately 227,000 and 43,000, respectively, according to the Spartanburg Area Chamber of Commerce. The Spartanburg County economy is diverse and generally stable. According to the Spartanburg Area Chamber of Commerce, the Spartanburg County unemployment rate was 4.5% for June 1997. According to the Spartanburg Area Chamber of Commerce, major employers include Milliken & Company, Michelin Tire Corp., Spartan Mills, Hoechst Celanese Corp., Spartanburg Regional Medical Center and BMW Manufacturing Co.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following tables set forth certain information concerning the consolidated financial position, results of operations and other data of the Association at the dates and for the periods indicated.

                                                  At June 30,
                               -----------------------------------------------
                                1997     1996       1995      1994      1993
                                ----     ----       ----      ----      ----
                                               (In thousands)

SELECTED FINANCIAL CONDITION DATA:

Total assets................. $665,446  $356,966  $322,735  $309,879  $302,516
Loans receivable, net........  362,728   314,936   267,393   247,195   231,168
Loans held-for-sale..........    1,617     1,911    15,324    16,892    23,837
Investment securities held-
 to-maturity.................       --        --     5,502    22,854    20,327
Investment securities
 available-for-sale..........   10,201    18,155     8,228        --        --
Mortgage-backed securities
 held-to-maturity............      121       195       383       470       930
Cash, federal funds sold
 and overnight interest-
 bearing deposits............  277,072    10,784    15,967    11,728    17,236
Deposit accounts.............  353,193   305,831   275,915   270,182   267,461
Stock subscription escrow
 accounts(1).................  259,329        --        --        --        --
Total equity, substantially
 restricted..................   46,978    44,154    40,660    36,455    32,088


                                             Year Ended June 30,
                               -----------------------------------------------
                                1997     1996       1995      1994      1993
                                ----     ----       ----      ----      ----
                                               (In thousands)
SELECTED OPERATING DATA:

Investment income............  $29,462   $26,445   $23,835   $23,153   $24,167
Interest expense.............   15,811    14,669    11,302    10,387    11,623
                               -------   -------   -------   -------   -------
Net interest income..........   13,651    11,776    12,533    12,766    12,544
Provision for loan losses....      825       419         9        --       208
                               -------   -------   -------   -------   -------
Net interest income after
 provision for loan losses...   12,826    11,357    12,524    12,766    12,336
                               -------   -------   -------   -------   -------
Gains (losses) from sale of
 mortgage loans and
 investments.................       26        --    (1,474)     (335)      405
Noninterest income...........    1,360     1,238     1,752       419     1,160
Noninterest expense(2).......    9,903     6,947     6,166     5,671     5,061
                               -------   -------   -------   -------   -------
Income before income taxes...    4,309     5,648     6,636     7,179     8,840
Provision for income taxes...    1,587     2,111     2,495     2,707     3,446
                               -------   -------   -------   -------   -------
Net income...................  $ 2,722   $ 3,537   $ 4,141   $ 4,472   $ 5,394
                               =======   =======   =======   =======   =======

                         (footnotes on second following page)

                                                  At June 30,
                               -----------------------------------------------
                                1997     1996       1995      1994      1993
                                ----     ----       ----      ----      ----

SELECTED OTHER DATA:

Number of:

 Mortgage loans outstanding..    4,886     4,425     4,319     4,340     4,332
 Deposit accounts............   39,987    35,687    30,258    27,267    26,454
 Full-service offices........        7         5         5         4         4

                                      At or For the Year Ended June 30,
                               -----------------------------------------------
                                1997     1996       1995      1994      1993
                                ----     ----       ----      ----      ----
SELECTED FINANCIAL RATIOS:

Performance Ratios:

Return on average assets(3)..     0.71%     1.03%     1.32%    1.45%    1.83%
Return on average equity(4)..     5.94%     8.23%    10.74%   12.88%   18.17%
Interest rate spread(5)......     3.22%     3.01%     3.71%    3.94%    4.14%
Net interest margin(6).......     3.69%     3.55%     4.15%    4.30%    4.46%
Average interest-earning
 assets to average interest-
 bearing liabilities.........     1.11      1.12      1.12     1.10     1.08
Noninterest expense as a
 percentage of average
 total assets................     2.57%     2.05%     1.98%    1.84%    1.71%
Efficiency ratio(7)..........     0.54      0.54      0.48     0.44     0.36

Asset Quality Ratios:

Nonperforming loans as a
 percentage of loans
 receivable, net(8)..........     0.56%     1.87%     1.79%    0.96%    0.93%
Nonperforming assets as a
 percentage of total
 assets(9)...................     0.31%     1.66%     1.50%    0.77%    0.84%
Allowance for losses as a
 percentage of gross loans
 receivable..................     0.47%     0.30%     0.21%    0.23%    0.25%
Allowance for losses as a
 percentage of nonperforming
 loans.......................    88.43%    17.02%    12.52%   25.20%   27.91%
Net charge-offs as a
 percentage of average
 outstanding loans...........     0.01%     0.01%       --       --       --

Capital Ratios:

Total equity as a percentage
 of total assets.............     7.06%    12.37%    12.60%   11.76%   10.61%
Average equity as a percentage
 of average assets...........    11.88%    12.47%    12.28%   11.24%   10.04%

                             (footnotes on following page)

-------------------
(1) Represents subscription funds for the common stock of the Company issued in connection with the Conversion.
(2) Includes one-time SAIF assessment of $1.8 million with respect to the year ended June 30, 1997.
(3)  Net income as a percentage of average total assets.
(4)  Net income as a percentage of average total equity.
(5) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(6)  Net interest income as a percentage of average interest-earning assets.
(7) Noninterest expense (excluding the one-time SAIF assessment with respect to the year ended June 30, 1997) divided by the sum of net interest income and noninterest income.
(8) Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more.
(9) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans, but exclude restructured loans.

LENDING ACTIVITIES

     GENERAL. At June 30, 1997, the Association's total loans receivable portfolio amounted to $379.8 million, or 57.1% of total assets at that date. The Association has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to- four family properties, with such loans amounting to $277.5 million, or 73.1% of the total loans receivable portfolio at June 30, 1997. In addition, the Association originates construction loans, commercial real estate loans, land loans and consumer loans (including commercial business loans). A substantial portion of the Association's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.


     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Association's loan portfolio (excluding loans held-for-sale) at the dates indicated. The Association had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                      At June 30,
                 ------------------------------------------------------------------------------------------
                       1997             1996             1995                1994               1993
                 ----------------- ---------------  ----------------   ------------------  ----------------
                 Amount   Percent  Amount  Percent  Amount   Percent   Amount     Percent  Amount    Percent
                 ------   -------  ------  -------  ------   -------   ------     -------  ------    -------
                                                 (Dollars in thousands)
Mortgage loans:
 One- to- four
  family......  $277,479   73.1%  $252,198   75.8%  $213,561   75.8%   $207,892    78.9%   $198,048    81.5%
 Construction.    39,064   10.3    33,770    10.2     32,245   11.4      27,469    10.4      19,746     8.1
 Land.........     6,233    1.6     3,641     1.1      1,188    0.4         677     0.3          --      --
 Commercial
  and other...     9,186    2.4     8,478     2.5      8,706    3.1       9,176     3.4       8,289     3.4
                --------  -----   -------   -----   --------  -----    --------  ------    --------   -----
  Total mortgage
   loans......   331,962   87.4   298,087    89.6    255,700   90.7     245,214    93.0     226,083    93.0
                --------  -----   -------   -----   --------  -----    --------  ------    --------   -----
Consumer and
 other loans:
 Home equity..    39,413   10.4    27,968     8.4     20,883    7.4      15,104     5.7      14,048     5.8
 Loans secured
  by deposit
  accounts....     1,866    0.5     1,605     0.5      1,345    0.5       1,030     0.4       1,286     0.5
 Other........     6,573    1.7     5,143     1.5      3,908    1.4       2,266     0.9       1,693     0.7
                --------  -----   -------   -----   --------  -----    --------  ------    --------   -----
  Total consumer
   and other
   loans.......   47,852   12.6    34,716    10.4     26,136    9.3      18,400     7.0      17,027     7.0
                --------  -----   -------   -----   --------  -----    --------  ------    --------   -----
  Total loans
   receivable..  379,814  100.0%  332,803   100.0%   281,836  100.0%    263,614   100.0%    243,110   100.0%
                          =====             =====             =====               =====               =====
Less:
 Undisbursed
  portion of
  loans in
  process......   14,295           15,839             12,761             14,587              10,311
 Net deferred
  loan fees....      995            1,028              1,082              1,232               1,031
 Allowance for
  loan losses..    1,796            1,000                600                600                 600
                --------          -------           --------           --------            --------
  Total loans
   receivable,
   net......... $362,728         $314,936           $267,393           $247,195            $231,168
                ========         ========           ========           ========            ========

                                                            5

     ONE- TO- FOUR FAMILY REAL ESTATE LENDING. At June 30, 1997, $277.5 million, or 73.1% of the Association's total loan portfolio, consisted of one-to- four family residential mortgage loans. The Association originated $50.9 million, $59.3 million and $32.8 million of one- to- four family residential mortgage loans during the years ended June 30, 1997, 1996 and 1995, respectively.

     The Association participates in the FHA Direct Endorsement Program, which allows the Association's in-house, FHA-approved, direct endorsement underwriters to approve or reject FHA-insured one- to- four family mortgage loans up to maximum amounts established by the FHA. The Association is also a VA "automatic approved lender," which enables designated Association personnel to approve or reject VA-insured, one- to- four family mortgage loans on behalf of the Association. The Association generally sells all FHA and VA loan originations, servicing released.

     Generally, the Association's fixed-rate one- to- four family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as Federal National Mortgage Association ("Fannie Mae"). The Association's fixed-rate loans customarily include "due on sale" clauses, which give the Association the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Association offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At June 30, 1997, $86.9 million of one- to- four family mortgage loans, or 31.3% of total one- to- four family mortgage loans, were subject to periodic interest rate adjustments. Substantially all of the Association's ARM loan originations meet the underwriting standards of Fannie Mae even though the Association originates ARM loans primarily for its own portfolio. The Association originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for five or ten years and then adjusts every year after the initial period. Most of the Association's one-year and ten-year ARMs adjust every year after the initial period based on the one-year Treasury constant maturity index while the interest rate adjustment for its five-year ARMs after the initial fixed period is based on the ten-year U.S. Treasury securities rate. The Association's ARMs are typically based on a 30-year amortization schedule. The Association qualifies the borrowers on its ARM loans based on the initial rate. The one-year ARM loan may generally be converted to a fixed-rate loan within five years of origination. The ten-year ARM provides a conversion option after seven years have elapsed. The Association does not offer deep discount or "teaser" rates. The Association's current ARM loans do not provide for negative amortization. At June 30, 1997, however, 25 loans aggregating $1.1 million provide for negative amortization at the borrowers' option. These loans were originated more than ten years ago. The Association's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds. The Association believes these risks, which have not had a material adverse effect on the Association to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Association generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Association also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Association's one- to- four family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Association's Board of Directors, the Association can lend up to 95% of the appraised value of the property securing a one- to- four family residential loan; however, the Association generally obtains private mortgage insurance on the portion of the principal amount that exceeds 65% to 70% of the appraised value of the security property. At June 30, 1997, the Association had 14 one- to- four family mortgage loans totalling $455,000 with principal balances in excess of 80% of the appraised value of the real estate collateral and with no private mortgage insurance. These loans are part of the Spartanburg Residential Development Program, an affordable housing program.

     CONSTRUCTION LENDING. The Association originates residential construction loans to local home builders, generally with whom it has established relationships. To a lesser extent, the Association originates such loans to individuals who have a contract with a builder for the construction of their residence. The Association's construction loans are secured by property located in the Association's primary market area. At June 30, 1997, construction loans amounted to $39.1 million, or 10.3% of the Association's total loan portfolio.

     The Association's construction loans generally have fixed interest rates and are for a term of nine to twelve months. Construction loans to builders are typically made with a maximum loan to value ratio of 80%. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term. The Association typically requires that permanent financing with the Association or some other lender be in place prior to closing any construction loan to an individual.

     The Association's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Association generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At June 30, 1997, speculative construction loans amounted to $24.2 million. At June 30, 1997, the largest amount of construction loans outstanding to one builder was $2.4 million, all of which was for speculative construction.

     Prior to making a commitment to fund a construction loan, the Association requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Association's staff also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. With respect to construction loans originated since September 1996, the Association has enforced the contractual requirement that monthly interest payments be made during the construction term. With respect to loans originated prior to that time, monthly payment of accrued interest was at the borrower's option, with all accrued interest collected at maturity. In recent periods, this former practice contributed, in part, to the high level of accruing construction loans contractually past due 90 days or more. See "-- Nonperforming Assets and Delinquencies."

     Construction lending affords the Association the opportunity to charge higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Association may be confronted at or prior to the maturity of the loan with a project the value of which is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     The Association has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. It is also the Association's general policy to obtain personal guarantees from the principals of its corporate borrowers. In the case of speculative construction loans, the Association has begun limiting the number of unsold homes to larger borrowers and, on loans originated since September 1996, enforcing contractual clauses requiring the payment of interest monthly (rather than at the earlier of loan maturity or sale of home) and assessing monetary penalties on delinquent balances. The monthly interest payment requirement provides an earlier indication of potential delinquency. The Association originated $21.1 million of speculative construction loans during the year ended June 30, 1997, compared to $23.9 million during the year ended June 30, 1996.

     COMMERCIAL REAL ESTATE LENDING. The Association originates mortgage loans for the acquisition and refinancing of commercial real estate properties. Management hired a commercial loan officer in 1997 with experience in the Association's primary market area in an effort to augment its commercial lending capabilities. However, management does not anticipate that commercial real estate loans will comprise a substantial portion of the loan portfolio in the immediate future. At June 30, 1997, $9.2 million, or 2.4% of the Association's total loan portfolio, consisted of loans secured by existing commercial real estate properties. The majority of the Association's commercial real estate properties are secured by office buildings, retail shops and manufacturing facilities, all of which are secured by property located in the Association's primary market area.

     The Association requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Association, all of which are reviewed by management. The Association considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

     Loan to value ratios on the Association's commercial real estate loans are generally limited to 75%. As part of the criteria for underwriting commercial real estate loans, the Association generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also the Association's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

     Commercial real estate lending affords the Association an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Association also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     LAND LENDING. The Association originates land loans to local developers for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale. At June 30, 1997, land loans amounted to $6.2 million, or 1.6% of the Association's total loan portfolio. Land loans are secured by a lien on the property, are generally limited to 75% of the developed value of the secured property and are made for a period of three years with an interest rate that adjusts with the prime rate. The Association requires monthly interest payments during the term of the land loan. The Association's land loans are structured so that the Association is repaid in full upon the sale by the borrower of approximately 75% of the available lots. All of the Association's land loans are secured by property located in its primary market area. In addition, the Association obtains personal guarantees from the principals of its corporate borrowers. At June 30, 1997, the Association had no nonaccruing land loans.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Association may be confronted with a property the value of which is insufficient to assure full repayment. The Association attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

     CONSUMER AND OTHER LENDING. The Association originates a variety of consumer loans primarily on a secured basis. Consumer loans include second mortgage loans, home equity lines of credit, savings account loans, automobile loans, boat loans, loans secured by marketable equity securities, VISA credit card loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At June 30, 1997, consumer loans amounted to $47.9 million, or 12.6% of the total loan portfolio.

     At June 30, 1997, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $39.4 million, or 10.4% of the total loan portfolio. At June 30, 1997, unused commitments to extend credit under home equity lines of credit totaled $25.9 million. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Association actively solicits these loans by contacting its customers directly. The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally for 15 year terms and the interest rate is tied to The Wall Street Journal prime lending rate.

     At June 30, 1997, automobile loans amounted to $2.4 million. The Association originates automobile loans for both new and used automobiles for terms generally not exceeding 60 months. The Association does not engage in indirect automobile lending.

     On June 1, 1995, the Association began issuing VISA credit cards to customers within its primary market area. At June 30, 1997, there were 376 credit card accounts with aggregate outstanding balances of $371,000. At June 30, 1997, total approved lines of credit were $1.1 million. The Association does not engage in direct mailings of pre-approved credit cards.

     The Association views consumer lending as an important part of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Association believes that offering consumer loans helps to expand and create stronger ties to its customer base. Subject to market conditions, the Association intends to continue emphasizing consumer lending, particularly home equity lines of credit and automobile loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Association believes that these risks are not as prevalent in the case of the Association's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Association. At June 30, 1997, $74,000 of consumer loans were delinquent in excess of 90 days.

     The Association employs strict underwriting procedures for consumer loans. These procedures include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Association generally underwrites and originates its consumer loans internally, which the Association believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

     The Association also engages in limited amounts of commercial business lending. At June 30, 1997, the Association had $2.2 million of commercial business loans which represented 0.6% of the total loan portfolio. Commercial business loans are generally made to customers who are well known to the Association and are generally secured by business equipment. Unsecured loans amounted to $954,000 at June 30, 1997. The Association generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.


     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.
                                                 After      After      After
                                                 One Year   3 Years    5 Years
                                       Within    Through    Through    Through      Beyond
                                      One Year   3 Years    5 Years    10 Years     10 Years      Total
                                      --------   -------    -------    --------     --------      -----
                                                                  (In thousands)
Mortgage loans:
  One- to- four family............    $    32     $  882    $ 5,590     $32,502     $238,473     $277,479
  Construction....................     24,198        835         --         222       13,809       39,064
  Land............................      1,738      2,874        887         695           39        6,233
  Commercial and other............          4        175      1,365       1,650        5,992        9,186
Consumer and other loans..........      4,733      4,365      7,309       8,201       23,244       47,852
                                     --------    -------   --------    --------    ---------    ---------
    Total.........................    $30,705     $9,131    $15,151     $43,270     $281,557     $379,814
                                      =======     ======    =======     =======     ========     ========

        The following table sets forth the dollar amount of all loans due after June 30, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                                   Fixed-             Floating- or
                                                   Rates            Adjustable-Rates       Total
                                                   -----            ----------------       -----
                                                                     (In thousands)
Mortgage loans:
  One- to- four family......................     $190,503              $ 86,944           $277,447
  Construction..............................       14,866                    --             14,866
  Land......................................        4,495                    --              4,495
  Commercial and other......................        5,960                 3,222              9,182
Consumer and other loans....................       22,113                21,006             43,119
                                                ---------             ---------          ---------
    Total...................................     $237,937              $111,172           $349,109
                                                 ========              ========           ========


                                                            11

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Association the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Association's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     LOAN SOLICITATION AND PROCESSING. The Association's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. A business development program has been implemented where loan officers and sales personnel make sales calls on building contractors and realtors. The Association also advertises its loan products by radio and newspaper.

     The Association uses professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. The Association requires hazard, title and, to the extent applicable, flood insurance on all security property.

     Residential mortgage loan applications are initiated by loan officers and re required to be approved by the Association's Loan Committee consisting of the Association's President, Executive Vice President, two Senior Vice Presidents and two Vice Presidents. All residential loans in excess of $250,000 but below $300,000 must be approved by the Executive Board Loan Committee consisting of Directors Painter, Salter and Sanders. Residential loans in excess of $300,000 must be approved by the Association's Board of Directors.

     All commercial real estate loans less than $1.0 million must be approved by the Association's President, Executive Vice President of Lending and Vice President of Commercial Lending. Commercial loans in excess of $1.0 million must be approved by the Association's Commercial Loan Committee consisting of the Association's President, Executive Vice President of Lending, Vice President of Commercial Lending, Chief Financial Officer, a Senior Vice President and one director rotating among all directors. Commercial loans in excess of $1.5 million must be approved by the Association's Board of Directors.

     LOAN ORIGINATIONS, SALES AND PURCHASES. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area.

     The Association periodically sells conventional one- to- four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. However, several pools of loans were sold with recourse in 1983 and had an aggregate outstanding balance of $3.1 million at June 30, 1997. The Association does not expect any material losses on these loans due to their seasoned nature. Recent loan sales have been to Fannie Mae and primarily consisted of 30-year, fixed-rate residential real estate loans. These sales reduce the Association's interest rate risk and the proceeds of sale are used to fund continuing operations. The Association sold $2.8 million of conventional loans during fiscal 1997. Management intends to sell loans in the future as necessary to manage interest rate risk and fund continuing operations.

     When conventional loans are sold, the Association retains the responsibility for servicing the loans, including collection and remitting of mortgage loans payments, accounting for principal and interest and holding and disbursing escrow or impounded funds for real estate taxes and insurance premiums. The Association receives a servicing fee for performing these services for others. The Association's servicing portfolio amounted to $54.5 million at June 30, 1997. The Association is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $196,000, $226,000 and $245,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The Association earns late charges collected from delinquent customers whose loans are serviced by the Association. The Association is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At June 30, 1997, borrowers' escrow funds amounted to $1.0 million.

     The Association sells all loans originated under FHA and VA programs, servicing released, to private investors and the South Carolina State Housing Authority.

     Historically, the Association has not been an active purchaser of loans or participation interests in loans. However, in September 1996 the Association began purchasing one- to- four family mortgage loans and residential construction loans from a start-up mortgage banking company located in Greenville, South Carolina, in which the Association made an equity investment through its service corporation subsidiary. As of June 30, 1997, the Association had purchased 102 loans with aggregate principal balances of $14.9 million, $5.8 million of which are residential construction loans. In addition, at June 30, 1997, the Association had committed to fund $2.8 million of undisbursed construction loan proceeds. Currently, substantially all of the loans purchased through this mortgage company are secured by properties located in the Association's primary market area. Such purchases are expected to continue and increase in volume as that company's operations expand, and are likely to include purchases of loans, including commercial real estate loans and home equity loans, secured by properties inside and outside of the Association's primary market area. Out-of-market lending is generally considered to involve greater risk than in-market lending because of the lender's unfamiliarity with the other market. However, the Association believes this risk is mitigated in the case of any out-of-market loan purchases from the mortgage banking company primarily because of (i) the Association's ability to refuse to purchase any loans not meeting its underwriting criteria and (ii) the Association's input in formulating policies and procedures for the mortgage banking company though its representation on its board of directors. See "-- Subsidiary Activities."

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended June 30,
                                           --------------------------------
                                           1997         1996          1995
                                           ----         ----          ----
                                                (Dollars in thousands)
Loans originated:
 Mortgage loans:
  One- to- four family................   $ 50,886     $ 59,296        $32,820
  Construction........................     36,770       42,212         37,334
  Land................................      2,758        2,950            100
  Commercial and other................      1,770          316            237
 Consumer and other...................     33,900       28,045         21,050
                                         --------     --------        -------
   Total loans originated.............    126,084      132,819         91,541

Loans purchased:
 One- to- four family.................     14,911           --             --

Whole loans sold......................    (10,047)      (7,704)       (17,966)

Loan principal repayments.............    (84,423)     (87,446)       (57,514)

Net increase (decrease) in other
 items................................      1,267       (3,539)         2,569
                                         --------     --------        -------
Net increase in loans receivable, net.   $ 47,792     $ 34,130        $18,630
                                          =======     ========        =======

     LOAN COMMITMENTS. The Association issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 20 days from approval, depending on the type of transaction. At June 30, 1997, the Association had loan commitments (excluding undisbursed portions of interim construction loans of $14.3 million) of $3.1 million and unused lines of credit of $27.4 million. See Note 9 of Notes to Consolidated Financial Statements.

     LOAN FEES. In addition to interest earned on loans, the Association receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Association charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Association recognized $157,000, $202,000 and $254,000 of deferred loan fees during the years ended June 30, 1997, 1996 and 1995, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     NONPERFORMING ASSETS AND DELINQUENCIES. When a borrowers fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Association will attempt to work out a payment schedule. While the Association generally prefers to work with borrowers to resolve such problems, the Association will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely to continue in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more (except in the case of construction loans originated before September 1996 as discussed under "-- Construction Lending"). Interest accrued but not collected at the date the loan is placed on nonaccrual status is charged to income at the time the loan is placed on nonaccrual status. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

     In certain cases, the Association grants extensions on construction loans that may have become delinquent in excess of 90 days. These extensions are granted based upon management's judgment of the creditworthiness of the borrower and other factors such as a sales contract pending on the property held as collateral. In the case of extended loans, interest continues to accrue and the loans are reported as accruing but contractually past due 90 days or more.

     The Association's Board of Directors is informed monthly of the status of all loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Association.

     The following table sets forth information with respect to the Association's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                 At June 30,
                               -----------------------------------------------
                                1997      1996      1995      1994      1993
                                ----      ----      ----      ----      ----
                                       (Dollars in thousands)

Loans accounted for on
 a nonaccrual basis:
 Mortgage loans:
  One- to- four family......   $  271     $  719    $  348    $  754   $1,035
  Construction..............      273      1,130       471       457      256
  Commercial and other......       --         --        48        --       --
 Consumer and other loans...       74         60        20        53      154
                               ------     ------    ------    ------    ------
  Total nonaccrual loans....      618      1,909       887     1,264    1,445
                               ------     ------    ------    ------    ------
Accruing loans contractually
 past due 90 days or more:
 Mortgage loans:
  Construction..............    1,401      3,965     3,906     1,117      705
 Consumer and other loans...       12         --        --        --       --
                               ------     ------    ------    ------    ------
  Total accruing loans 90
   days or more past due....    1,413      3,965     3,906     1,117       705
                               ------     ------    ------    ------    ------
Total of nonaccrual loans and
 accruing loans 90 days or
 more past due..............    2,031      5,874     4,793     2,381     2,150

Real estate acquired in
 settlement of loans........       36         58        34        18       391
                               ------     ------    ------    ------    ------
  Total nonperforming assets   $2,067     $5,932    $4,827    $2,399    $2,541
                               ======     ======    ======    ======    ======
Restructured loans..........   $  863     $1,247    $1,049    $1,029    $1,097
                               ======     ======    ======    ======    ======
Nonaccrual loans and accruing
 loans 90 days or more past
 due as a percentage of loans
 receivable, net............     0.56%      1.87%     1.79%     0.96%    0.93%

Nonaccrual loans and accruing
 loans 90 days or more past
 due as a percentage of
 total assets...............     0.31%      1.65%     1.49%     0.77%    0.71%

Nonperforming assets as a
 percentage of total assets.     0.31%      1.66%     1.50%     0.77%    0.84%

     Interest income that would have been recorded for the year ended June 30, 1997 had nonaccruing loans been current in accordance with their original terms amounted to $34,000. The amount of interest included in interest income on such loans for such periods amounted to $18,000. Interest income that would have been recorded for the year ended June 30, 1997 had restructured loans been current in accordance with their original terms, and the amount of interest included in interest income on such loans for such periods, were, in both cases, immaterial.

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Pursuant to Statement of Position ("SOP") 92-3, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ended on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at fair value minus estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Association's accounting for its real estate acquired in settlement of loans complies with SOP 92-3. At June 30, 1997, the Association had $36,000 of real estate acquired in settlement of loans, which consisted of a one- to- four family residence.

     RESTRUCTURED LOANS. Under generally accepted accounting principles ("GAAP"), the Association is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Association had $863,000 of restructured loans as of June 30, 1997, which consisted of 32 one- to- four family mortgage loans.

     ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Association.

     The aggregate amounts of the Association's classified and special mention assets, and of the Association's general and specific loss allowances at the dates indicated, were as follows:

                                         At June 30,
                                      -----------------
                                       1997       1996
                                       ----       ----
                                       (In thousands)
Classified assets:
 Loss..........................       $   40     $    1
 Doubtful......................            5         --
 Substandard assets............        2,359      2,586
 Special mention...............        1,540        820

Loan loss allowances:
 General loss allowances.......        1,756        999
 Specific loss allowances......           40          1

     At June 30, 1997, substandard assets consisted of 24 one- to- four family mortgage loans totalling $1.0 million, seven construction loans totalling $1.0 million, 26 other loans totalling $323,000, and a one- to- four family property acquired through foreclosure totalling $36,000.

     At June 30, 1997, special mention assets consisted of 18 one- to- four family mortgage loans totalling approximately $694,000 and six construction loans totalling approximately $846,000.

     ALLOWANCE FOR LOAN LOSSES. The Association has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Association recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Association increases its allowance for loan losses by charging provisions for loan losses against the Association's income.

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for loan losses is charged against income monthly to maintain the allowances.

     At June 30, 1997, the Association had an allowance for loan losses of $1.8 million. Management believes that the amount maintained in the allowances at June 30, 1997 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Association believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Association's financial condition and results of operations.

     The following table sets forth an analysis of the Association's allowance for loan losses.

                                             Year Ended June 30,
                               -----------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                                            (Dollars in thousands)
Total loans outstanding at
 end of period.............    $379,814  $332,803  $281,836  $263,614 $243,110
                               ========  ========  ========  ======== ========

Average loans outstanding
 during period.............    $336,476  $298,865  $273,778  $260,135 $251,453
                               ========  ========  ========  ======== ========
Allowance balance at
 beginning of period.......    $  1,000  $    600  $    600  $    600 $    400
 Provision for loan losses.         825       419         9        --      208
 Charge-offs:
  Mortgage loans:
   One- to- four family....          15        --        --        --       --
  Consumer and other.......          24        23         9        --        8
                               --------  --------  --------  -------- --------
Total charge-offs........            39        23         9        --        8
                               --------  --------  --------  -------- --------
 Recoveries:
  Mortgage loans:
   One- to- four family....           9        --        --        --       --
  Consumer and other.......           1         4        --        --       --
                               --------  --------  --------  -------- --------
    Total recoveries.......          10         4        --        --       --
                               --------  --------  --------  -------- --------
Allowance balance at end
 of period.................    $  1,796  $  1,000  $    600  $    600 $    600
                               ========  ========  ========  ======== ========
Allowance for loan losses
 as a percentage of total
 loans receivable at end
 of period.................        0.47%     0.30%     0.21%     0.23%   0.25%
                               ========  ========  ========  ======== =======
Net charge-offs as a
 percentage of average
 loans outstanding during
 the period................        0.01%     0.01%       --        --     --
                               ========  ========  ========  ======== ======
Ratio of allowance for
 loan losses to total
 nonperforming loans
 at end of period..........        0.88      0.17      0.13      0.25   0.28
                               ========  ========  ========  ======== ======

     The fluctuation in the ratio of allowance for loan losses to nonperforming loans at end of period set forth in the above table results primarily from the Association giving greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) when determining the adequacy of the allowance for loan losses. Greater weight is given to classified assets because they include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses. See "-- Nonperforming Assets and Delinquencies" and "-- Asset Classification."


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                 At June 30,
                             ------------------------------------------------------------------------------
                                   1997             1996            1995             1994          1993
                             ----------------  ---------------- -------------- --------------- ------------
                                       Percent         Percent         Percent         Percent      Percent
                                       of Loans        of Loans        of Loans        of Loans     of Loans
                                       Category        Category        Category        Category     Category
                                       in              in              in              in             in
                                       Total           Total           Total           Total          Total
                                       to              to              to              to             to
                              Amount   Loans   Amount  Loans   Amount  Loans   Amount  Loans  Amount  Loans
                              ------   -----   ------  -----   ------  -----   ------  -----  ------  -----
                                                     (Dollars in thousands)
Mortgage loans:
 Residential................  $1,222   83.4%   $  675   86.0%   $400    87.2%   $436   89.3%   $422   89.6%
 Nonresidential.............     432    4.0        28    3.6      17     3.5      46    3.7      64    3.4
Consumer and other loans....     142   12.6       297   10.4     183     9.3     118    7.0     114    7.0
                              ------  -----    ------  -----    ----   -----    ----  -----    ----   -----
 Total allowance for
  loan losses............     $1,796  100.0%   $1,000  100.0%   $600   100.0%   $600  100.0%   $600   100.0%
                              ======  =====    ======  =====    ====   =====    ====  =====    ====   =====


INVESTMENT ACTIVITIES

     The Association is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Association may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Association are also required to maintain an investment in FHLB stock. The Association is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

     The Association purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Association's investment securities purchases have been limited to U.S. Government and agency securities with contractual maturities of between one and five years.

     At June 30, 1997, the Association's management classified all securities in the Association's investment portfolio as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the year ended June 30, 1996, pursuant to special implementation guidance allowed by the Financial Accounting Standards Board ("FASB") under SFAS No. 115, the Association reclassified securities held-to-maturity with a fair value and amortized cost of approximately $4.0 million as securities available-for-sale. Such reclassification is disclosed as a noncash transaction in the Consolidated Statements of Cash Flows included elsewhere herein. See Note 1 of Notes to Consolidated Financial Statements.

     The Association's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Association's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds; however, mutual funds held by the Association may periodically engage in hedging activities and invest in derivative securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Association's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Association's credit and interest rate risk and risk-based capital is also considered.

     At June 30, 1997, the Association did not have any investment in securities (other than U.S. Government and agency securities) which had an aggregate book value in excess of 10% of the Association's retained earnings at that date.

     The following table sets forth the amortized cost and fair value of the Association's securities, by accounting classification and by type of security, at the dates indicated.

                                           At June 30,
                    ---------------------------------------------------------
                            1997                1996               1995
                    ------------------- -------------------  ----------------
                    Amortized  Fair     Amortized   Fair     Amortized  Fair
                      Cost     Value      Cost      Value      Cost     Value
                      ----     -----      ----      -----      ----     -----
                                         (In thousands)
Held to Maturity:
 Debt securities:
  U.S. Treasury
   obligations..... $     --  $    --   $    --    $    --   $ 2,001   $ 1,999
  U.S. Government
   agency
   obligations.....       --        --       --         --     3,501     3,450
                     -------   -------  -------    -------   -------   -------
    Total..........       --        --       --         --     5,502     5,449
 Mortgage-backed
  securities.......      121       125      195        209       383       397
   Total held-to-    -------   -------  -------    -------   -------   -------
    maturity.......      121       125      195        209     5,885     5,846
                     -------   -------  -------    -------   -------   -------
Available-for-Sale:
 Debt securities:
  U.S. Treasury
   obligations.....    1,492     1,488    1,986      1,975       500       493
  U.S. Government
   agency
   obligations.....    6,499     6,483    6,486      6,400     2,499     2,463
                     -------   -------  -------    -------   -------   -------
    Total..........    7,991     7,971    8,472      8,375     2,999     2,956

 Marketable equity
  securities(1)....    2,181     2,230    9,819      9,780     5,295     5,272
                     -------   -------  -------    -------   -------   -------
   Total available-
    for-sale.......   10,172    10,201   18,291     18,155     8,294     8,228
                     -------   -------  -------    -------   -------   -------
Total..............  $10,293   $10,326  $18,486    $18,364   $14,179   $14,074
                     =======   =======  =======    =======   =======   =======
-----------------
(1) Consists of a mutual fund that invests in adjustable rate mortgage-backed securities. At June 30, 1997, the mutual fund yielded 6.02%.

     The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Association's debt securities and mortgage-backed securities at June 30, 1997. U.S. Treasury obligations and certain U.S. Government agency obligations are exempt from state taxation. Their yields, however, have not been computed on a tax equivalent basis for purposes of the table.

                                   Less Than                  One to
                                   One Year                  Five Years
                           ------------------------   ------------------------
                           Amortized  Fair            Amortized  Fair
                             Cost     Value   Yield     Cost     Value   Yield
                             ----     -----   -----     ----     -----   -----
                                             (Dollars in thousands)
Debt securities:
 U.S. Treasury obligations. $  999   $  996   5.49%    $  493   $  492   5.93%
 U.S. Government agency
  obligations..............  2,000    1,994   5.40      4,499    4,489   6.69
Mortgage-backed securities.     --       --     --        121      125   8.40
                            ------   ------   ----     ------   ------   ----
Total...................... $2,999   $2,990   5.43%    $5,113   $5,106   6.66%
                            ======   ======   ====     ======   ======   ====

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the major external source of funds for the Association's lending and other investment activities. In addition, the Association also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Atlanta may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Association has no other borrowing arrangements.

     DEPOSIT ACCOUNTS. A substantial number of the Association's depositors reside in South Carolina. The Association's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Association reviews its deposit mix and pricing weekly. The Association does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Association believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Association does not seek to pay the highest deposit rates but a competitive rate. The Association determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Atlanta lending programs, and the deposit growth rate the Association is seeking to achieve.

     The Association intends to continue to use premiums to attract new checking accounts, particularly in conjunction with new branch openings. These premium offers are reflected in the growth in the Association's advertising and promotion expense, as well as its cost of funds, in recent periods. The Association has introduced a number of new savings products. These include VIP Checking, VIP Passbook Savings and an 18-month "Bump Rate CD," which allows for a one-time rate change during the term of the CD. The Association also plans to seek business checking accounts and to promote individual retirement accounts ("IRAs") and Self Employment Plan retirement accounts to businesses.

     In the unlikely event the Association is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Company as the sole stockholder of the Association.

     The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at June 30, 1997.

                                                                      Per-
Weighted                                                              centage
Average                 Checking and                        Minimum   of Total
Rate     Term           Savings Deposits          Amount    Balance   Deposits
----     ----           ----------------          ------    -------   --------
                                                          (In thousands)

2.29%   None            NOW accounts                $  100  $ 39,994    11.3%
3.18    None            Money market accounts        2,500    14,308     4.1
3.31    None            Passbook savings accounts      100    64,352    18.2

                         Certificate Accounts
                         --------------------
5.53    Within 6 months Fixed term, fixed rate         500   119,130    33.7
5.79    7 - 12 months   Fixed term, fixed rate      25-500    61,925    17.5
5.86    13 - 36 months  Fixed term, fixed rate      25-500    42,251    12.0
5.82    37 - 60 months  Fixed term, fixed rate      25-500     8,743     2.5
8.01    61 - 120 months Fixed term, fixed rate      25-500        28     0.1
5.13    Within 6 months Fixed term, adjustable rate     25       702     0.2
5.13    7 - 12 months   Fixed term, adjustable rate     25       536     0.1
5.13    13 - 36 months  Fixed term, adjustable rate     25     1,224     0.3
                                                            --------   -----
                                                            $353,193   100.0%
                                                            ========   =====

     The following table indicates the amount of the Association's jumbo certificate accounts by time remaining until maturity as of June 30, 1997. Jumbo certificate accounts have principal balances of $100,000 or more.

     Maturity Period                  Amount
     ---------------                  ------
                                  (In thousands)

Three months or less.........         $10,692
Over three through six months          15,238
Over six through twelve
 months......................          14,191
Over twelve months...........           8,407
                                     --------
     Total...................         $48,528
                                      =======

     DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Association between the dates indicated.

                                           At June 30,
               ---------------------------------------------------------------
                          1997                   1996               1995
               ------------------------- ------------------------ ------------
                        Percent                 Percent                Percent
                          of   Increase           of   Increase           of
               Amount   Total (Decrease) Amount  Total (Decrease) Amount Total
               ------   ----- ---------- ------  ----- ---------- ------ -----
                                   (Dollars in thousands)

NOW accounts.. $ 39,994  11.3% $ 9,949 $ 30,045   9.8% $ 4,298 $ 25,747   9.3%
Passbook
 savings......
 accounts.....   64,352  18.2   21,408   42,944  14.0   11,051   31,893  11.7
Money market
 accounts.....   14,308   4.1   (2,386)  16,694   5.5   (2,749)  19,443   7.0
Fixed term
 certificate
 accounts which
 mature:
  Within 1
   year.......  182,293  51.6   17,992  164,301  53.7    7,455  156,846  56.8
  After 1
   year, but
    within 2
    years.....   28,309   8.0    4,319   23,990   7.9    6,605   17,385   6.3
  After 2
   years, but
   within 3
   years......   15,166   4.3    7,272    7,894   2.6    1,742    6,152   2.2
  Thereafter..    8,771   2.5  (11,192)  19,963   6.5    1,514   18,449   6.7
               -------- -----  ------- -------- -----  ------- -------- -----
   Total...... $353,193 100.0% $47,362 $305,831 100.0% $29,916 $275,915 100.0%
               ======== =====  ======= ======== =====  =======  ======= =====

     TIME DEPOSITS BY RATES. The following table sets forth the amount of time deposits in the Association categorized by rates at the dates indicated.

                                          At June 30,
                        ---------------------------------------------
                            1997              1996           1995
                            ----              ----           ----
                                     (Dollars in thousands)

3.00% or less........    $    325           $  3,329        $    549
3.01% - 5.00%........       2,613              7,656          44,027
5.01% - 7.00%........     231,333            204,734         153,350
7.01% - 9.00%........         268                429             906
                         --------           --------        --------
Total................    $234,539           $216,148        $198,832
                         ========           ========        ========

        TIME DEPOSITS BY MATURITIES. The following table sets forth the amount of time deposits in the Association categorized by maturities at June 30, 1997.

                                       Amount Due
                -----------------------------------------------------------
                Less Than    1-2     2-3        3-4       After
                One Year    Years   Years      Years      4 Years     Total
                --------    -----   -----      -----      -------     -----
                                 (Dollars in thousands)
3.00% or
 less......    $    325   $   --    $   --     $   --      $   --      $  325
3.01% -
 5.00%.....       2,596       17        --         --          --       2,613
5.01% -
 7.00%.....     179,333   28,265    15,028      5,142       3,565     231,333
7.01% -
 9.00%.....          39       27       138         35          29         268
               --------  -------   -------     ------      ------    --------
Total.......   $182,293  $28,309   $15,166     $5,177      $3,594    $234,539
               ========  =======   =======     ======      ======    ========

     DEPOSIT ACTIVITY. The following table set forth the deposit activity of the Association for the periods indicated.

                                                  Year Ended June 30,
                                           ---------------------------------
                                            1997         1996        1995
                                            ----         ----        ----
                                                    (In thousands)

Beginning balance...............           $305,831    $275,915     $270,182
                                           --------    --------     --------
Net deposits (withdrawals)
 before interest credited.......             33,743      17,240       (3,363)
Interest credited...............             13,619      12,676        9,096
                                           --------    --------     --------
Net increase in deposits........             47,362      29,916        5,733
                                           --------    --------     --------
Ending balance..................           $353,193    $305,831     $275,915
                                           ========    ========     ========

     BORROWINGS. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association has the ability to use advances from the FHLB- Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Atlanta, the Association is required to own capital stock in the FHLB-Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     In recent periods, the Association has been able to fund its lending and other investment activities through internally generated funds and deposits. Consequently, at June 30, 1997, 1996 and 1995, and during each of the years then ended, the Association had no borrowings from the FHLB-Atlanta outstanding. The Association, however, may use advances from the FHLB-Atlanta should the need for additional funds arise. At June 30, 1997, the Association could have borrowed up to $40.0 million from the FHLB-Atlanta.

COMPETITION

     The Association faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of June 30, 1997, there were 14 commercial banks and two other thrifts operating in Spartanburg County, South Carolina. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Association's growth in the future.

SUBSIDIARY ACTIVITIES

     Under OTS regulations, the Association generally may invest up to 3% of its assets in service corporations, provided that any investment in excess of 2% of assets shall be used primarily for community, inner-city and community development projects. The Association's investment in its wholly-owned service corporation, FirstService Corporation ("FirstService"), which was approximately $300,000 at June 30, 1997, did not exceed these limits.

     FirstService sells alternative investment products such as mutual funds, deferred annuities and insurance. In addition, in August 1996 it purchased for $400,000 a one-third equity interest in First Trust Mortgage Corporation, Greenville, South Carolina ("First Trust"), a start-up mortgage banking company. The Association has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Originations, Sales and Purchases." All loans are purchased from First Trust subject to the Association's underwriting standards. The Association intends to purchase at least $1.5 million of loans from First Trust monthly. At June 30, 1997, the Association's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to its equity investment through FirstService. The Association, either directly or through FirstService, may undertake additional financial commitments in the future that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans or understandings at present. The Association recorded a loss of approximately $97,000 related to First Trust's operations for the year ended June 30, 1997, which is not an unusual occurrence for a start-up operation. Billy L. Painter, the Association's President and Chief Executive Officer, and J. Stephen Sinclair, the Association's Executive Vice President of Lending, are directors of First Trust.

                             REGULATION

GENERAL

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets and to ensure that the FHLBs operate in a safe and sound manner.

     The Association, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Association is in compliance with this requirement with an investment in FHLB-Atlanta stock of $3.0 million at June 30, 1997.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The Association's assessments expensed for the year ended June 30, 1997 equaled $2.3 million (including the FDIC SAIF assessment of $1.8 million).

     Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

     LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At June 30, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     STANDARDS FOR SAFETY AND SOUNDNESS. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.
The Association has not been notified by the OTS that it has determined that the Association fails to meet any standard prescribed by the Guidelines.

     QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every twelve months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the Federal Home Loan Mortgage Corporation or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of the Association were approximately 93% of its portfolio assets.

     CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk- based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

     The following table presents the Association's capital levels as of June 30, 1997.

                                                    Percent of
                                                  Adjusted Total
                                       Amount       Assets(1)
                                       ------       ---------
                                       (Dollars in thousands)

Tangible capital.....................  $46,960         7.1%
Minimum required
 tangible capital....................    9,979         1.5
                                       -------        ----
Excess...............................  $36,981         5.6%
                                       =======        ====

Core capital.........................  $46,960         7.1%
Minimum required core
 capital(2)..........................   19,958         3.0
                                       -------        ----
Excess...............................  $27,002         4.1%
                                       =======        ====

Risk-based capital(3)................  $48,716        16.3%
Minimum risk-based
 capital requirement.................   23,933         8.0
                                       -------        ----
Excess...............................  $24,783         8.3%
                                       =======        ====
-------------------
(1) Based on adjusted total assets of $665.2 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $299.2 million for purposes of the risk-based capital requirement.
(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets. The OTS has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Association's limit on loans to one borrower was $7.0 million. At June 30, 1997, the Association's largest aggregate amount of loans to one borrower was $2.4 million.

     ACTIVITIES OF ASSOCIATIONS AND THEIR SUBSIDIARIES. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     COMPANY ACQUISITIONS. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     QUALIFIED THRIFT LENDER TEST. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test (as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test") to, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the income tax laws and regulations applicable to the Association or the Company.

     TAX BAD DEBT RESERVES. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction has been determined under the experience method using a formula based on actual bad debt experience over a period of years. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     DISTRIBUTIONS. To the extent that the Association makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

     DIVIDENDS-RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     OTHER FEDERAL TAX MATTERS. Other recent changes in the federal tax system could also affect the business of the Association. These changes include limitations on the deduction of personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Association does not believe these changes will have a material effect on its operations.

     AUDITS. There have not been any Internal Revenue Service audits of the Association's Federal income tax returns during the past five years.

STATE TAXATION

     SOUTH CAROLINA. The provisions of South Carolina tax law mirror the Code, with certain modifications, as it relates to savings and loan associations. The Association is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings and loan associations in lieu of the general state business corporation income tax. The Association's state income tax returns have not been audited within the last five years.

     DELAWARE. As a Delaware holding company not earning income in Delaware, the Holding Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

     For additional information regarding taxation, see Note 6 of Notes to Consolidated Financial Statements contained in the Annual Report.

PERSONNEL

     As of June 30, 1997, the Company had 111 full-time employees and 30 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

ITEM 2.   PROPERTIES
--------------------

     The following table sets forth certain information regarding the Association's offices as of June 30, 1997.

                                            Approximate               Net
                                Year        Square                    Book
Location                        Opened      Footage      Deposits     Value
--------                        ------      -------      ---------    -----
                                                           (In thousands)
MAIN OFFICE:

380 E. Main Street               1974       32,820       $217,342      $973
Spartanburg, South Carolina

BRANCH OFFICES:

280 N. Church Street             1986        1,080         34,723       212
Spartanburg, South Carolina

1488 W.O. Ezell Boulevard        1980        2,453         52,633       157
Spartanburg, South Carolina

1585 E. Main Street              1991        2,166         23,146       418
Spartanburg, South Carolina

2701 Boiling Springs Road        1994        3,300         22,486       623
Boiling Springs, South Carolina

1157 Asheville Highway           1997        3,330          1,554       756
Inman, South Carolina

2075 East Main Street            1997        1,680          1,309       204
Duncan, South Carolina

     The Association uses the services of an outside service bureau for its significant data processing applications. At June 30, 1997, the Association had five proprietary automated teller machines. At June 30, 1997, the net book value of the Association's office properties and the Association's fixtures, furniture and equipment was $6.6 million.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     In the opinion of management, the Association is not a party to any pending claims or lawsuits that are expected to have a material effect on the Association's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Association mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. Aside from such pending claims and lawsuits which are incident to the conduct of the Association's ordinary business, the Association is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Association.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

     The common stock of FirstSpartan is traded on the Nasdaq National Market under the symbol "FSPT." As of September 22, 1997, there were approximately 1,470 stockholders of record (excluding holders in nominee or street name).

     The Board of Directors of the Company has not formulated a dividend policy, but intends to consider a policy of paying cash dividends in the future. Future declarations or payments of dividends will be subject to determination by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Association to the Company. See "REGULATION -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions" and "-- Savings and Loan Holding Company Regulations -- Dividends." In connection with the Conversion, the Company committed to the OTS not to make any tax-free distributions to stockholders in the form of a return of capital or take any actions in contemplation of such distributions, within the first year following the Conversion.

     The Company's common stock was sold in its initial public offering at $20.00 per share and commenced trading on July 8, 1997. The high and low prices for the common stock from July 8, 1997 through September 22, 1997 were $37.50 and $34.00, respectively.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information under Item 1 of this Report under the caption "Selected Consolidated Financial Information" is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

OPERATING STRATEGY

     The Association's business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to- four family residences located in its primary market area. To a lesser extent, the Association also originates, in order of magnitude, construction loans, consumer loans (including commercial business loans), commercial real estate loans and land loans. In addition, the Association invests in U.S. Government and federal agency obligations, mutual funds and, to a substantially lesser extent, mortgage-backed securities. The Association intends to continue to fund its assets primarily with retail deposits, although FHLB-Atlanta advances may be used as a supplemental source of funds.

     The Association's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Association's profitability is also affected by the level of noninterest income and expense. Noninterest income includes income associated with the origination and sale of FHA and VA mortgage loans, loan servicing fees, income from real estate owned and net gains and losses on sales of interest-earning assets. Noninterest expense includes compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The Association's business strategy is to operate as a well-capitalized, profitable and independent financial institution dedicated to a community-oriented approach that emphasizes management involvement with customers and the community at large, local decision-making and quality customer service. Management believes that it can best serve an important segment of the marketplace and enhance the long-term value of the Company by operating independently and continuing with and expanding its community-oriented approach, especially in light of recent consolidations of thrift institutions with large regional commercial banks in the Association's market area.

RESULTS OF OPERATIONS

     The earnings of the Association depend primarily on its level of net interest income, which is the difference between interest earned on the Association's interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the Association's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND 1996

     Total assets were $665.4 million at June 30, 1997 and $357.0 million at June 30, 1996. This increase resulted primarily from stock subscriptions received in connection with the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association and growth in the loan portfolio, which was funded primarily by deposit growth. Stock subscriptions of $259.3 million were held in special escrow accounts at June 30, 1997. Loans receivable, net, increased to $362.7 million at June 30, 1997 from $314.9 million at June 30, 1996 primarily as a result of a $25.3 million increase in one- to- four family mortgage loans, including the purchase of $14.9 million of one- to- four family mortgage loans from the mortgage banking company in which the Association's service corporation has an equity investment, an $11.4 million increase in second mortgage loans and home equity lines of credit, a $5.3 million increase in construction loans (excluding any undisbursed portion of loans in process) and a $2.6 million increase in land mortgage loans. The increases in one- to- four family mortgage loans, second mortgage and home equity lines of credit, construction loans and land mortgage loans were attributable to market demand unaffected by any promotional interest rate pricing or other promotions by the Association. Deposit accounts increased to $353.2 million at June 30, 1997 from $305.8 million at June 30, 1996.

     Cash and cash equivalents increased to $277.1 million at June 30, 1997 from $10.8 million at June 30, 1996 due primarily to the $259.3 million of subscription accounts as discussed above invested in overnight interest-bearing accounts. Investment securities available-for-sale decreased to $10.2 million at June 30, 1997 from $18.2 million at June 30, 1996. Loans held-for-sale decreased to $1.6 million at June 30, 1997 from $1.9 million at June 30, 1996.

     Total equity increased to $47.0 million at June 30, 1997 from $44.2 million at June 30, 1996 primarily as a result of retained earnings.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

     NET INCOME. Net income decreased 23% to $2.7 million for the year ended June 30, 1997 from $3.5 million for the year ended June 30, 1996 primarily as a result of increases in the provision for loan losses and in noninterest expense. The increase in noninterest expense was primarily the result of the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to approximately $1.1 million after tax, net income would have been $3.8 million for the year ended June 30, 1997.

     NET INTEREST INCOME. Net interest income increased 16% for the year ended to $13.7 million at June 30, 1997 from $11.8 million for the year ended June 30, 1996. Investment income increased 12% to $29.5 million for the year ended June 30, 1997 from $26.4 million for the year ended June 30, 1996 as a result of an increase in the average balance of interest-earning assets to $369.6 million from $331.4, million more than offsetting a slight decrease in the average yield on interest-earning assets to 7.97% from 7.98%. The average yield did not change significantly because of relatively stable interest rates and the stabilizing effect that fixed-rate loans in the portfolio have on the weighted average yield. Interest expense increased 7% to $15.8 million for the year ended June 30, 1997 from $14.7 million for the year ended June 30, 1996 as a result of an increase in the average balance of deposits to $333.0 million from $295.0 million. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits to 4.75% for the year ended June 30, 1997 from 4.97% for the year ended June 30, 1996. The decrease in the average cost of deposits resulted from a combination of a change in the mix of deposits from higher cost certificates of deposit to lower cost NOW and passbook accounts as a result of promotions of NOW and passbook accounts. The weighted average cost of certificates of deposit also decreased as a result of the Association's focus on the NOW and passbook account promotions rather than certificate of deposit promotional rates. Interest rate spread increased to 3.22% for the year ended June 30, 1997 from 3.01% for the year ended June 30, 1996.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased to $825,000 for the year ended June 30, 1997 from $419,000 for the year ended June 30, 1996. Management deemed the increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio and a continuing increase in classified assets from June 30, 1996 to June 30, 1997. Although no assurances can be given, management expects the trend of increased classified assets to continue moderately based upon its expectation for continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending. Management deemed the allowance for loan losses adequate at June 30, 1997.

     NONINTEREST INCOME. Noninterest income increased to $1.4 million for the year ended June 30, 1997 from $1.3 million for the year ended June 30, 1996 primarily as a result of the increase in service charges and fees offset by a decrease in other income. Service charges and fees increased to $1.1 million for the year ended June 30, 1997 from $843,000 for the year ended June 30, 1996 primarily as a result of increased income associated with the origination and sale of FHA and VA loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net, decreased to $270,000 for the year ended June 30, 1997 from $395,000 for the year ended June 30, 1996 primarily as a result of a $97,000 loss representing the Association's share of the losses incurred by the mortgage banking company in which the Association's service corporation subsidiary has an equity investment.

     NONINTEREST EXPENSE. Noninterest expense increased to $9.9 million for the year ended June 30, 1997 from $6.9 million for the year ended June 30, 1996. This increase resulted primarily from the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Association's assessment amounted to $1.8 million and was accrued during the quarter ended September 30, 1996. Prior to the SAIF recapitalization, the Association's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. Additionally, employee compensation and benefits increased to $4.0 million for the year ended June 30, 1997 from $3.1 million for the same period in 1996 as a result of the hiring of additional operations personnel to service the increased number of NOW accounts, the hiring of the Association's current Chief Financial Officer in June 1996 and the adoption of a director emeritus plan. Occupancy and equipment expense also increased for the year ended June 30, 1997 to $1.0 million as compared to $731,000 for the year ended June 30, 1996 primarily due to increased computer and software expenses. The increases in other categories of noninterest expense generally are attributable to the growth of the Association and to inflation. The Association anticipates that noninterest expense will increase in subsequent periods due to the increased costs associated with operating as a public company and increased compensation expense as a result of the adoption of the ESOP and, if approved by the Company's stockholders, the MRP. The opening of the new branch offices also will contribute to increased noninterest expense in future periods.

     INCOME TAXES. The provision for income taxes decreased to $1.6 million for the year ended June 30, 1997 from $2.1 million for the year ended June 30, 1996 as a result of lower income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

     NET INCOME. Net income was $3.5 million for the year ended June 30, 1996 compared to $4.1 million a year earlier, a 14.6% decline, primarily as a result of a decrease in net interest income and increases in the provision for loan losses and in noninterest expense, offset by an increase in noninterest income.

     NET INTEREST INCOME. Net interest income was $11.8 million for the year ended June 30, 1996 compared to $12.5 million for the year ended June 30, 1995, a 5.6% decline. A 10.9% increase in investment income, from $23.8 million in 1995 to $26.4 million in 1996, was more than offset by a 30.1% increase in interest expense, from $11.3 million in 1995 to $14.7 million in 1996. The increase in investment income resulted primarily from an increase in the average balance of interest-earning assets from $302.2 million in 1995 to $331.4 million in 1996 and an increase in the average yield on interest- earning assets from 7.89% in 1995 to 7.98% in 1996 as a result of a combination of higher market interest rates and an increase in the average balance of higher yielding consumer and other loans. The increase in interest expense was primarily the result of an increase in the average cost of deposits from 4.18% for 1995 to 4.97% for 1996 as a result of a combination of higher market interest rates and competitive pricing to increase deposit balances, coupled with an increase in the average balance of deposits from $270.1 million for 1995 to $295.0 million for 1996, which resulted in a decline in interest rate spread from 3.71% in 1995 to 3.01% in 1996.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $419,000 for the year ended June 30, 1996 compared to $9,000 for the year ended June 30, 1995. Management deemed the increase in the provision for loan losses necessary in light of the growth of the loan portfolio, particularly in the areas of construction and consumer lending, which are generally considered to have a greater risk of loss than one- to- four family residential mortgage loans, and an increase in nonperforming assets, primarily construction loans.

     NONINTEREST INCOME. Noninterest income was $1.2 million for the year ended June 30, 1996 compared to $278,000 for the year ended June 30, 1995. In 1995, there was a $1.1 million loss on the sale of mortgage loans held for sale and a $396,000 loss on the sale of investments, both of which were absent in 1996.

     NONINTEREST EXPENSE. Noninterest expense was $6.9 million for the year ended June 30, 1996 compared to $6.2 million in 1995, an increase of 12.9%, primarily as a result of increases in occupancy and equipment expense, advertising and promotions expense, and office supplies, postage and printing expenses. Occupancy and equipment expense increased to $731,000 for the year ended June 30, 1996 from $568,000 for the year ended June 30, 1995, primarily as a result of increased depreciation expense of computer and other equipment and, to a lesser extent, general maintenance and repairs on the Association's properties. Advertising and promotions expense increased to $418,000 for the year ended June 30, 1996 from $286,000 for the year ended June 30, 1995 as a result of increased advertising and promotions developed with the assistance of a consultant retained to develop and implement strategies to increase the Association's deposit base. Office supplies, postage and printing expenses increased to $502,000 for the year ended June 30, 1996 from $334,000 for the year ended June 30, 1995 as a result of expenses associated with the development of product marketing materials and increased expenses associated with the increase in NOW accounts.

      INCOME TAXES. The provision for income taxes was $2.1 million for the year ended June 30, 1996 compared to $2.5 million for the year ended June 30, 1995 as a result of lower income before taxes.


AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Average balances for a period have been calculated using the daily average balances for the years ended June 30, 1997 and 1996 and monthly average balances for the year ended June 30, 1995.

                                                             Year Ended June 30,
                               -----------------------------------------------------------------------------
                                         1997                       1996                      1995
                               ------------------------   ------------------------- ------------------------
                                        Interest                   Interest                  Interest
                               Average   and     Yield/   Average    and     Yield/ Average   and     Yield/
                               Balance  Dividends Cost    Balance  Dividends Cost   Balance  Dividends Cost
                               -------  --------- ----    -------  --------- ----   -------  --------- ----
                                                                  (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net (1)...  $336,476 $27,455   8.16%   $298,865 $24,421   8.17%  $273,778 $22,086   8.07%
 Mortgage-backed securities..       138       9   6.52         333      29   8.71        416      35   8.41
 Investment securities.......    14,055     903   6.42      17,035     997   5.85     17,357     994   5.73
 FHLB stock..................     2,865     207   7.23       2,693     196   7.28      2,649     185   6.98
 Federal funds sold and overnight
  interest-bearing deposits..    16,060     888   5.53      12,517     802   6.41      8,020     535   6.67
                               -------- -------  -----    -------- -------  -----   -------- -------  -----
  Total interest-earning
   assets....................   369,594  29,462   7.97     331,443  26,445   7.98    302,220  23,835   7.89
                               -------- -------  -----    -------- -------  -----   -------- -------  -----
Noninterest-earning assets...    15,753                     12,947                    11,734
                               --------                   --------                  --------
   Total assets..............  $385,347                   $344,390                  $313,954
                               ========                   ========                  ========
Interest-bearing liabilities(2):
 Passbook accounts...........  $ 64,062   2,263   3.53    $ 39,289   1,364   3.47   $ 33,306     979   2.94
 Money market accounts.......    13,669     422   3.09      17,196     626   3.64     22,376     718   3.21
 NOW accounts................    32,517     651   2.00      27,351     542   1.98     26,244     545   2.08
 Certificate accounts........   222,773  12,475   5.60     211,179  12,137   5.75    188,140   9,060   4.82
                               -------- -------  -----    -------- -------  -----   -------- -------  -----
   Total interest-bearing
    liabilities..............   333,021  15,811   4.75     295,015  14,669   4.97    270,066  11,302   4.18
                               -------- -------           -------- -------          -------- -------
Noninterest-bearing
 liabilities.................     6,531                      6,422                     5,341
                               --------                   --------                  --------
   Total liabilities.........   339,552                    301,437                   275,407
                               --------                   --------                  --------
Retained earnings............    45,795                     42,953                    38,547
                               --------                   --------                  --------
   Total liabilities and
    retained earnings........  $385,347                   $344,390                  $313,954
                               ========                   ========                  ========
Net interest income..........           $13,651                    $11,776                   $12,533
                                        =======                    =======                   =======
Interest rate spread.........                     3.22%                      3.01%                     3.71%
                                                  ====                       ====                      ====
Net interest margin..........                     3.69%                      3.55%                     4.15%
                                                  ====                       ====                      ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities.........                     1.11                       1.12                       1.12
                                                  ====                       ====                       ====
------------------
(1)  Includes loans held-for-sale.  Excludes interest on nonaccrual loans.
(2)  Excludes escrow balances.

                                                            41

YIELDS EARNED AND RATES PAID

     The following table sets forth for the periods and at the dates indicated the weighted average yields earned on the Association's assets and the weighted average interest rates paid on the Association's liabilities, together with the net yield on interest-earning assets.

                                                At
                                             June 30,   Year Ended June 30,
                                             --------  ----------------------
                                              1997     1997      1996    1995
                                              ----     ----      ----    ----
Weighted average yield earned on:
  Loans receivable, net..................    8.16%     8.16%     8.17%   8.07%
  Mortgage-backed securities.............    8.40      6.52      8.71    8.41
  Investment securities..................    7.79      6.42      5.85    5.73
  FHLB stock.............................    7.17      7.23      7.28    6.98
  Federal funds sold and overnight
   interest-bearing deposits.............    4.95      5.53      6.41    6.67
  All interest-earning assets............    6.81      7.97      7.98    7.89

Weighted average rate paid on:
  Passbook accounts......................    3.31      3.53      3.47    2.94
  Money market accounts..................    3.18      3.09      3.64    3.21
  NOW accounts...........................    2.29      2.00      1.98    2.08
  Certificate accounts...................    5.66      5.60      5.75    4.82
  All interest-bearing liabilities.......    4.75      4.75      4.97    4.18

Interest rate spread (spread between
 weighted average rate earned on all
 interest-earning assets and paid on
 all interest-bearing liabilities).......    2.06      3.22      3.01    3.71

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)................     N/A      3.69      3.55   4.15

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on the interest income and interest expense of the Association. Information is provided with respect: (i) to effects attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) to effects attributable to changes in rate (changes in rate multiplied by prior volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                  Year Ended            Year Ended
                                  June 30, 1997         June 30, 1996
                                  Compared to Year      Compared to Year
                                  Ended June 30, 1996   Ended June 30, 1995
                                  Increase (Decrease)   Increase (Decrease)
                                        Due to                 Due to
                                  -------------------   --------------------
                                  Rate  Volume  Total   Rate   Volume  Total
                                  ----  ------  -----   ----   ------  -----
                                            (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net (1)....... $(35) $3,069  $3,034  $  278 $2,057 $2,335
 Mortgage-backed securities......   (6)    (14)    (20)      1     (7)    (6)
 Investment securities...........  118    (212)    (94)     21    (18)     3
 FHLB stock......................   (1)     12      11       8      3     11
 Federal funds sold and overnight
  interest-bearing deposits......  (81)    167      86     (20)   287    267
                                  ----  ------  ------ -------  ----- ------
Total net change in income
 on interest-earning assets......   (5)  3,022   3,017     288  2,322  2,610
                                  ----  ------  ------ -------  ----- ------
Interest-bearing liabilities:
 Passbook accounts...............   24     875     899     193    192    385
 Money market accounts...........  (87)   (117)   (204)    126   (218)   (92)
 NOW accounts....................    6     103     109     (26)    23     (3)
 Certificate accounts............ (296)    634     338   1,883  1,194  3,077
                                  ----  ------  ------ -------  ----- ------
Total net change in expense
 on interest-bearing liabilities. (353)  1,495   1,142   2,176  1,191  3,367
                                  ----  ------  ------ -------  ----- ------
Net change in net interest
 income.......................... $348  $1,527  $1,875 $(1,888)$1,131 $ (757)
                                  ====  ======  ====== ======= ====== ======
------------------
(1)  Excludes interest on nonaccrual loans.

ASSET AND LIABILITY MANAGEMENT

     The Association's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Association has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Association's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and periodically selling fixed-rate one- to- four family mortgage loans. In addition, the Association maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between one and five years. The Association relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Association promotes transaction accounts and certificates of deposit with terms up to four years.

     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the FHLB-Atlanta, the Association receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Association is not exempt because of its asset size. Based on the Association's regulatory capital levels at June 30, 1997, the Association believes that, if the proposed regulation was implemented at that date, the regulation would not have had a material adverse effect on the Association's regulatory capital compliance.

     The following table is provided by the FHLB-Atlanta and sets forth the change in the Association's NPV at June 30, 1997, based on FHLB-Atlanta assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

        Basis Point ("bp")      Estimated Change in
         Change in Rates        Net Portfolio Value
         ---------------        -------------------
                               (Dollars in thousands)

              +400              $(30,143)   (49.6)%
              +300               (22,607)   (37.2)
              +200               (13,789)   (22.7)
              +100                (6,895)   (11.3)
                 0                    --       --
              (100)                3,692      6.1
              (200)                7,384     12.1
              (300)                8,382     13.8
              (400)                9,380     15.4

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 1997 would reduce the Association's NPV by approximately $13.8 million at that date.

     Certain assumptions utilized by the FHLB-Atlanta in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

LIQUIDITY AND CAPITAL RESOURCES

     The Association's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Association generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1997, cash and cash equivalents totaled $277.1 million, or 41.6% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $3.0 million. At June 30, 1997, the Association also maintained, but did not draw upon, an uncommitted credit facility with the FHLB-Atlanta, which provided for immediately available advances up to an aggregate amount of $40.0 million.

     Subscription funds received in connection with the Conversion were placed in special escrow accounts. For subscriptions received that were to be funded through account withdrawals, the Association placed "holds" on those accounts, restricting withdrawal of any amount below the amount of the order. At June 30, 1997, the Association held $259.3 million in subscription escrow funds and had restricted withdrawal from deposit accounts in the amount of $26.0 million. On July 8, 1997, the Company issued approximately 4.4 million shares of common stock for gross proceeds of $88.6 million. As the Company received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Proceeds were applied as follows: (i) subscription escrow accounts - $61.5 million, (ii) withdrawal from deposit accounts - $20.0 million, and (iii) note receivable from ESOP - $7.1 million. All excess subscription funds were refunded and holds on deposit accounts were released after the stock was issued. Conversion expenses totaled approximately $1.6 million and were deducted from gross proceeds.

     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Association's actual short- and long-term liquidity ratios at June 30, 1997 were 82.31% and 84.12%, respectively (5.3% and 7.1%, respectively, excluding $259.3 million of subscription funds). In addition, although not includable in calculating regulatory liquidity, at June 30, 1997, the Association had an investment in marketable equity securities with a market value of $2.2 million that is readily saleable to meet liquidity needs.

     The Association's primary investing activity is the origination of one- to-four family mortgage loans. During the years ended June 30, 1997, 1996 and 1995, the Association originated $50.9 million, $59.3 million and

$32.8 million of such loans, respectively. At June 30, 1997, the Association had loan commitments totaling $3.1 million and undisbursed loans in process totaling $14.3 million. The Association anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1997 totaled $182.3 million. Historically, the Association has been able to retain a significant amount of its deposits as they mature.

     OTS regulations require the Association to maintain specific amounts of regulatory capital. As of June 30, 1997, the Association complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 7.1%, 7.1% and 16.3%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

     ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. See Note 1 of Notes to Consolidated Financial Statements for a discussion of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The Association adopted SFAS No. 114 and SFAS No. 118 effective July 1, 1995, and their adoption did not have a material effect on the Association's financial condition or results of operations.

     ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. In November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released. However, based upon the daily trading average of $36 per share for the month of August 1997, annualized compensation expense under the ESOP would be approximately $1.1 million.

     DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES. In December 1994 the Accounting Standards Executive Committee issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP applies to financial statements prepared in conformity with GAAP by all nongovernmental entities. The disclosure requirements in SOP 94-6 focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near-term functioning of the reporting entity. The risks and uncertainties discussed in SOP 94-6 stem from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements and from significant concentrations in certain aspects of the entity's operations. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995 and did not have a material impact on the financial condition or results of operations of the Association.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. See Note 1 of Notes to Consolidated Financial Statements for a discussion of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." The Association adopted SFAS No. 121 on July 1, 1996 and it did not have a material impact on its financial condition or results of operations.

     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. See Note 1 of Notes to Consolidated Financial Statements for a discussion of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Association implemented SFAS No. 122, prospectively, effective July 1, 1996 and its implementation did not have a material impact on the Association's financial condition or results of operations. Effective January 1, 1997, SFAS No. 122 was superseded by SFAS No. 125 discussed below.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Association has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations, but expects to use the intrinsic value method.

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. See Note 1 of Notes to Consolidated Financial Statements for a discussion of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers the effective date of the application of certain portions of SFAS No. 125 until January 1, 1998. The adoption of the provisions of SFAS No. 125 and SFAS No. 127 did not have a material impact on the Association's financial condition or results of operations.

     EARNINGS PER SHARE. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basis EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the interim and annual periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption is not expected to be material to the Company.

     DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Company.

     COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presenting of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for the fiscal year beginning July 1, 1998. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. The impact to the Company will be dependent on the amount of the items comprising the new component of comprehensive income such as unrealized holding gains and losses on available-for-sale securities.

     SEGMENT INFORMATION. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. This statement is effective for the Company for financial statements issued for the fiscal year ending June 30, 1999. This statement will not have an impact on the Company's financial position or results of operations.

EFFECT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Association's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information under Item 7 of this Report under the caption "Asset and Liability Management" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes.

            [Consolidated Financial Statements and Notes Thereto of
              FirstSpartan Financial Corp. and Subsidiaries follow]

INDEPENDENT AUDITORS' REPORT

The Board of Directors
FirstSpartan Financial Corp.
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of FirstSpartan Financial Corp. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective July 1, 1994, the Company changed its method of accounting for investments in debt and equity securities to conform with the provisions of Statement of Financial Accounting Standards No. 115.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Greenville, South Carolina
August 6, 1997

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                                 June 30,
                                                            ------------------
ASSETS                                                        1997      1996

Cash                                                         $  6,688 $  3,798
Federal funds sold and overnight interest-bearing deposits    270,384    3,986
   (Note 12)                                                 -------- --------
         Total cash and cash equivalents                      277,072   10,784
Investment securities available-for-sale - at fair value
 (amortized cost:  $10,172 and $18,291, at June 30, 1997
  and 1996, respectively) (Note 2)                             10,201   18,155
Mortgage-backed securities held-to-maturity - at
  amortized cost (fair value:  $125 and $209, at
  June 30, 1997 and 1996, respectively)                           121      195
Loans receivable, net (Note 3)                                362,728  314,936
Loans held-for-sale - at lower of cost or market
  (market value:  $1,617 and $1,911 at June 30, 1997 and
   1996, respectively)                                          1,617    1,911
Office properties and equipment, net (Note 4)                   6,594    5,112
Federal Home Loan Bank Stock - at cost                          3,011    2,806
Accrued interest receivable                                     2,590    2,427
Real estate acquired in settlement of loans                        36       58
Other assets (Note 12)                                          1,476      582
                                                             -------- --------
TOTAL ASSETS                                                 $665,446 $356,966
                                                             ======== ========
LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts (Notes 5 and 12)                          $353,193 $305,831
  Stock subscription escrow accounts (Note 12)                259,329        0
  Advances from borrowers for taxes and insurance               1,001    1,247
  Other liabilities                                             4,945    5,734
                                                             -------- --------
          Total liabilities                                   618,468  312,812
                                                             -------- --------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

EQUITY (Notes 6, 10 and 12):
  Retained earnings                                            46,960   44,238
  Unrealized gain (loss) on securities available-for-
   sale, net of taxes                                              18      (84)
                                                             -------- --------
          Total equity                                         46,978   44,154
                                                             -------- --------
TOTAL LIABILITIES AND EQUITY                                 $665,446 $356,966
                                                             ======== ========

See notes to consolidated financial statements.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                       Year Ended June 30,
                                                 ------------------------------
                                                     1997       1996    1995

INVESTMENT INCOME:
Interest on loans                                  $27,455    $24,421  $22,086
Interest and dividends on investment securities,
  mortgage-backed securities and other               2,007      2,024    1,749
                                                   -------    -------  -------
        Total investment income                     29,462     26,445   23,835
INTEREST EXPENSE - Deposit accounts                 15,811     14,669   11,302
                                                   -------    -------  -------
NET INTEREST INCOME                                 13,651     11,776   12,533
PROVISION FOR LOAN LOSSES (Note 3)                     825        419        9
                                                   -------    -------  -------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                        12,826     11,357   12,524
                                                   -------    -------  -------
NONINTEREST INCOME:
Service charges and fees                             1,090        843      618
Gain (loss) on sale of mortgage loans                   38          0   (1,078)
Unrealized gain on loans held for sale                   0          0      668
Loss on sale of investments                            (12)         0     (396)
Other income, net                                      270        395      466
                                                   -------    -------  -------
        Total noninterest income                     1,386      1,238      278
                                                   -------    -------  -------
NONINTEREST EXPENSE:
Employee compensation and benefits                   4,025      3,131    3,020
Federal deposit insurance premium (Note 10)          2,278        737      701
Occupancy and equipment expense                      1,006        731      568
Computer services                                      523        449      388
Advertising and promotions                             463        418      286
Office supplies, postage, printing, etc.               535        502      334
Other                                                1,073        979      869
                                                   -------    -------  -------
         Total noninterest expense                   9,903      6,947    6,166
                                                   -------    -------  -------
INCOME BEFORE INCOME TAXES                           4,309      5,648    6,636
PROVISION FOR INCOME TAXES (Note 6)                  1,587      2,111    2,495
                                                   -------    -------  -------
NET INCOME                                         $ 2,722    $ 3,537  $ 4,141
                                                   =======    =======  =======

See notes to consolidated financial statements.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                          Net Unrealized
                                          Gain (Loss) on
                                          Marketable Equity
                                          Securities and
                                          Securities
                                          Available         Retained
                                          for-Sale (1)      Earnings    Total

BALANCE, JUNE 30, 1994                       $(105)         $36,560    $36,455

Net income for the year ended June 30, 1995      0            4,141      4,141
Net unrealized loss on securities available-
  for-sale upon adoption of SFAS 115          (194)               0       (194)
Change in net unrealized loss on securities
  available-for-sale for the year ended
  June 30, 1995                                258                0        258
                                             ------         -------    -------
BALANCE, JUNE 30, 1995                         (41)          40,701     40,660

Net income for the year ended June 30, 1996      0            3,537      3,537
Change in net unrealized loss on securities
  available-for-sale for the year ended
  June 30, 1996                                (43)               0        (43)
                                             ------         -------    -------
BALANCE, JUNE 30, 1996                         (84)          44,238     44,154

Net income for the year ended June 30, 1997      0            2,722      2,722
Change in net unrealized loss on securities
  available-for-sale for the year ended
  June 30, 1997                                102                0        102
                                             -----          -------    -------
BALANCE, JUNE 30, 1997                       $  18          $46,960    $46,978
                                             =====          =======    =======

(1)  Net of deferred income taxes.


See notes to consolidated financial statements.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                         Year Ended June 30,
                                                     --------------------------
                                                       1997     1996     1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $2,722   $3,537   $4,141
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for loan losses                              825      419        9
  Deferred income tax (benefit) provision               (435)     175      476
  Amortization of deferred income                       (157)    (202)    (254)
  Accretion of discounts on investment and mortgage-
    backed securities                                    (20)      (3)      (3)
  Depreciation                                           529      311      277
  (Increase) decrease in other assets                 (1,057)    (133)   1,441
  Additions to loans held-for-sale                    (9,753) (15,198) (16,009)
  Proceeds from sale of loans held-for-sale           10,085    7,704   16,888
  (Gain) loss on sale of loans held-for-sale             (38)       0    1,078
  Unrealized gain on loans held-for-sale                   0        0     (668)
  Loss (gain) on disposal of property and equipment       11       (3)       0
  (Gain) loss on sale of real estate acquired in
    settlement of loans                                  (14)      10       (1)
  Loss on sale of investment securities available-
    for-sale                                              12        0      396
  (Decrease) increase in other liabilities              (663)     672    1,188
                                                     -------  -------  -------
Net cash provided by (used in) operating activities    2,047   (2,711)   8,959
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations and principal collections      (33,740) (26,968) (19,749)
Purchase of loans                                    (14,911)       0        0
Purchase of investment securities                     (1,374)  (9,992)    (395)
Proceeds from sale of investment securities
  available for sale                                   8,000        0    7,727
Proceeds from maturities of investment securities
  available for sale                                   1,500    5,500    1,500
Principal repayments and proceeds from maturities of
  mortgage-backed securities                              75      189       88
Proceeds from sale of real estate acquired in
  settlement of loans                                    227       81       60
Purchase of Federal Home Loan Bank stock                (205)    (157)       0
Purchase of property and equipment                    (2,249)  (1,168)    (899)
Proceeds from sale of property and equipment             227      127        0
                                                     -------  -------  -------
    Net cash used in investing activities            (42,450) (32,388) (11,668)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                              47,362   29,916    5,783
Stock subscription proceeds                          259,329        0        0
                                                     -------  -------  -------
    Net cash provided by financing activities        306,691   29,916    5,783
                                                     -------  -------  -------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS  266,288   (5,183)   3,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        10,784   15,967   12,893
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $277,072  $10,784  $15,967
                                                    ========  =======  =======

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------

                                                        Year Ended June 30,
                                                     -------------------------
                                                       1997     1996     1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $15,715  $14,461  $10,962
                                                     =======  =======  =======
  Income taxes                                       $ 1,870  $ 2,274  $ 2,130
                                                     =======  =======  =======
Transfers from loans to real estate acquired in
  settlement of loans                                $   191  $   115  $    75
                                                     =======  =======  =======
(Decrease) increase in unrealized losses on
 available-for-sale investments                      $  (165) $    70  $  (103)
                                                     =======  =======  =======
(Decrease) increase in deferred tax asset related
 to unrealized losses on investments                 $   (63) $    27  $   (40)
                                                     =======  =======  =======
Investment securities transferred from held-to-
  maturity to available-for-sale, at fair value      $     0  $ 4,002  $     0
                                                     =======  =======  =======
Loans held-for-sale transferred to loans held-for-
  investment at lower of cost or market              $     0  $20,907  $     0
                                                     =======  =======  =======
Investment securities transferred from held-for-
  investment to available-for-sale, at fair value    $     0  $    $0  $ 5,211
                                                     =======  =======  =======


See notes to consolidated financial statements.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN REPORTING ENTITY - FirstSpartan Financial Corp. (the "Corporation") was incorporated under Delaware law on February 4, 1997 by First Federal Savings and Loan Association (the "Association") in connection with its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on July 8, 1997, the Corporation became the holding company for the Association. No proforma effect has been given to the sale of the Corporation's common stock subsequent to June 30, 1996. See Note 12 for a more detailed description of the mutual to stock conversion.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation, the Association and its wholly owned subsidiary, FirstService Corporation ("FirstService") (collectively referred to as the "Company"). Since the Corporation was inactive from incorporation through June 30, 1997, the information contained in the financial statements relates to the Association and its subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION - The Company's principal business activities are conducted through the Association, which is a federally chartered savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public through its retail banking offices. The Association's business is primarily limited to the Spartanburg and adjacent county areas of South Carolina.

BASIS OF ACCOUNTING - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the savings and loan industry.

EQUITY METHOD OF ACCOUNTING FOR INVESTMENT - On August 22, 1996, FirstService purchased approximately a one-third ownership interest in a mortgage banking company (the "Mortgage Company") located in Greenville, South Carolina, for $400,000. The investment is accounted for under the equity method of accounting whereby the Company's investment will be increased by any additional investment in the Mortgage Company and the Company's share of any earnings of the Mortgage Company, and decreased by dividends received and the Company's share of any losses of the Mortgage Company.

The Company's equity investment is included in Other Assets in the balance sheet as of June 30, 1997. The Company's share of the Mortgage Company's losses in the year ended June 30, 1997 totaled approximately $97,000 and the amount is included in Other Income, net, in the Statements of Income.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash includes cash on hand and amounts due from depository institutions, federal funds sold and overnight interest-bearing deposits.

INVESTMENT SECURITIES - The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective July 1, 1994. SFAS No. 115 requires investments to be classified in three categories. Debt securities that the enterprise has the positive intent and ability to hold to maturity are to be classified as "held-to-maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of taxes. No securities have been classified as trading securities.

Prior to the adoption of SFAS No. 115, all investments were classified as held-for-investment. Under this classification, investments in debt securities and mortgage-backed securities were stated at amortized cost. Investments in marketable equity securities (mutual funds) were stated at the lower of cost or market with any unrealized losses being reported as a separate component of equity. Concurrent with the adoption of SFAS No. 115, management reevaluated its intent with respect to its portfolio and, accordingly, reclassified securities with a fair value of approximately $5.2 million (amortized cost approximately $5.4 million) previously classified as held-for-investment to available-for-sale securities.

In November 1995, the FASB issued a Special Report, A Guide to Implementation of Statement No. 115 on Accounting for Certain Debt and Equity Securities, which included a transition provision allowing entities that adopted SFAS No. 115 to reassess the appropriateness of the classifications of securities held and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category resulting from this one-time reassessment will not call into question, or "taint," the intent of the entity to hold other debt securities to maturity in the future. In accordance with this Special Report, on December 28, 1995, the Company transferred securities with a fair value and amortized cost of approximately $4.0 million from held-to-maturity to available-for-sale. This transfer is disclosed as a noncash transaction in the statement of cash flows.

Gains and losses on sales of securities are determined on the specific identification method. Premiums and discounts are amortized to maturity on a method which approximates the level yield method.

LOANS - Loans held for investment are recorded at cost.

Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status if, generally, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income in the current period.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

Restructured loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. Interest on restructured loans is accrued at the restructured rates. The difference between interest that would have been recognized under the original terms of nonaccrual and restructured loans and interest actually recognized on such loans was not a material amount for the years ended June 30, 1997, 1996 and 1995.

Effective July 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. Under SFAS No. 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS No. 114 applies to all loans except smaller-balance homogenous mortgage and consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities, and leases. Generally, the Company applies SFAS No. 114 to nonaccrual commercial loans and restructured loans. The adoption of the statements did not affect operating results, the level of the overall allowance or the comparability of credit related data. Income recognition or charge-off policies were not changed as a result of SFAS No. 114 and SFAS No. 118. The total principal balances of impaired loans at June 30, 1997 and 1996 were not material.

ALLOWANCE FOR LOAN LOSSES - The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance, and all recoveries are credited to the allowance. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating losses. Because of the uncertainty inherent in the estimation process, management's estimate of the allowance for loan losses may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

LOAN SALES - The Company periodically sells and retains servicing on mortgage loans. When the Association sells mortgage loans, gains or losses on such sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the unpaid principal balance of the loans sold, adjusted for any yield differential, servicing fees and servicing costs applicable to future years. The Association continues to collect loan payments and provide normal services to the borrower under loan servicing agreements with the investors on those loans sold with servicing retained. The investor is paid its share of the principal and interest collected, net of a service fee retained by the Company.

LOANS HELD-FOR-SALE - Loans originated and intended for sale in the secondary market are stated at the lower of cost or estimated market value as determined by outstanding commitments from investors or current investor market yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income. During the year ended June 30, 1996, the Company reclassified approximately $20.9 million of loans from held-for-sale to held-for-investment at the lower of cost or market at the time the loans were reclassified.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

OFFICE PROPERTIES AND EQUIPMENT - Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method.

REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS - Real estate acquired in settlement of loans is initially recorded at fair value less estimated cost of disposal at the date of foreclosure, establishing a new cost basis. Any accrued interest on the related loan at the date of acquisition is charged to operations. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenues, expenses and additions to the valuation allowance related to real estate acquired in settlement of loans are charged to operations. Such amounts were not material in the years ended June 30, 1997, 1996 and 1995 and are included in Noninterest Expense.

DEFERRED LOAN ORIGINATION FEES AND COSTS - Nonrefundable loan fees and certain direct loan origination costs are deferred and recognized over the contractual lives of the loans using the level yield method. Amortization of these deferrals is recognized as interest income.

ADVERTISING - The Company expenses the production cost of advertising as incurred.

INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

ACCOUNTING STANDARDS IMPLEMENTED IN THE YEAR ENDED JUNE 30, 1997 - The Company implemented SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective July 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets to be held and certain intangible assets to be disposed of. The adoption of this statement did not have a significant impact on financial conditions or results of operations.

The Company also implemented SFAS No. 122, Accounting for Mortgage Servicing Rights, prospectively effective July 1, 1996. SFAS No. 122 amends SFAS No. 65 and the principal effect for the Company is the elimination of the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When a mortgage banking enterprise purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained, it should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. Any cost allocated to mortgage servicing rights should be recognized as a separate asset and amortized in proportion to and over the period of the estimated net servicing income. Implementation of the provisions of SFAS No. 122 did not have a material impact on the Company's financial condition or results of operations.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement amends SFAS Nos. 65 and 115 and supersedes SFAS Nos. 76, 77 and 122 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires that liabilities and derivatives incurred or obtained by transferors as part of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No.
125. This Statement defers the effective date of application of certain transfer and collateral provisions of SFAS No. 125 until January 1, 1998.

On January 1, 1997, the Company implemented the provisions of SFAS No. 125 which were not deferred by SFAS No. 127. Its adoption did not have a significant impact on financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS - The FASB has recently issued three new accounting standards that will affect the reporting and disclosure of financial information by the Company. Management has not determined the effects of adopting these statements, but their adoption will not impact financial condition or results of operations since they deal with reporting and disclosure. The following is a summary of the standards and their required implementation dates:

* SFAS No. 128, Earnings Per Share - This statement establishes standards for computing and presenting earnings per share ("EPS"). It will require the presentation of basic EPS on the face of the income statement with dual presentation of both basic and diluted EPS for entities with complex capital structures. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In the case of certain convertible securities, the numerator may also be increased by related interest or dividends. This statement will be effective for interim and annual periods ending after December 31, 1997.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

* SFAS No. 130, Reporting Comprehensive Income - This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available-for-sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the equity section of the balance sheet. This statement is effective for the Company for the fiscal year beginning July 1, 1998.

* SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information - This statement establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. This statement is effective for the Company for financial statements issued for the fiscal year ending June 30, 1999.

RECLASSIFICATIONS - Certain June 30, 1996 and 1995 amounts have been reclassified to conform to the June 30, 1997 presentation.

2.  INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities at June 30, 1997 and 1996 are summarized as follows (in thousands of dollars):

                                              Gross       Gross
                               Amortized     Unrealized  Unrealized    Fair
                                 Cost         Gains       Losses       Value

June 30, 1997

Available-for-sale:
  Debt securities:
    U.S. Treasury obligations     $1,492        $ 0         $ (4)      $ 1,488
    U.S. Government Agency
      obligations                  6,499          2          (18)        6,483
                                 -------        ----        ----       -------
  Total                            7,991          2          (22)        7,971
  Marketable equity securities     2,181         49            0         2,230
                                 -------        ----        ----       -------
Total                            $10,172        $51         $(22)      $10,201
                                 =======        ===         ====       =======

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                             Gross       Gross
                               Amortized     Unrealized  Unrealized     Fair
                                 Cost        Gains       Losses         Value

June 30, 1996

Available-for-sale:
  Debt securities:
    U.S. Treasury obligations    $ 1,986        $4         $ (15)      $ 1,975
    U.S. Government Agency
      obligations                  6,486       -             (86)        6,400
                                 -------       ---         -----       -------
  Total                            8,472         4          (101)        8,375
  Marketable equity securities     9,819       -             (39)        9,780
                                 -------       ---         -----       -------
Total                            $18,291        $4         $(140)      $18,155
                                 =======        ==         =====       =======


Gross realized gains on sales of available-for-sale investment securities were $3,000, $0 and $0 in the years ended June 30, 1997, 1996 and 1995, respectively. Gross realized losses on sales of available-for-sale investment securities were $15,000, $0 and $396,000 in the years ended June 30, 1997, 1996 and 1995, respectively.

Marketable equity securities at June 30, 1997 and 1996 consist principally of a mutual fund that invests in adjustable rate mortgages.

Investment securities totaling approximately $2.0 million at June 30, 1997 were pledged as collateral for public deposits.

The contractual maturities of debt securities (at amortized cost and estimated fair value) are summarized as follows at June 30, 1997 (in thousands of dollars):
                                                          Available-for-Sale
                                                          --------------------
                                                          Amortized    Fair
                                                             Cost      Value

Due within one year                                         $2,999     $2,990
Due after one through five years                             4,992      4,981
                                                            ------     ------
Total                                                       $7,991     $7,971
                                                            ======     ======

Mortgage-backed securities at June 30, 1997 and 1996 consist of U.S. Government Agency obligations. Gross unrealized gains were approximately $4,000 and $14,000 and gross unrealized losses were $0 and $0 at June 30, 1997 and 1996, respectively. The contractual maturity of the entire balance of mortgage-backed securities at June 30, 1997 is due within five years.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

3.  LOANS RECEIVABLE

Loans receivable at June 30, 1997 and 1996 consisted of the following (in thousands of dollars):
                                                               June 30,
                                                        --------------------
                                                           1997        1996
Real estate mortgage loans:
  Residential (1-4 family)                              $277,479    $252,198
  Construction                                            39,064      33,770
  Land                                                     6,233       3,641
  Commercial and other                                     9,186       8,478
                                                         -------     -------
Total real estate mortgage loans                         331,962     298,087
Consumer and commercial loans:
  Home equity                                             39,413      27,968
  Loans secured by deposit accounts                        1,866       1,605
  Other                                                    6,573       5,143
                                                         -------     -------
Total consumer and commercial loans                       47,852      34,716
                                                         -------     -------
Total                                                    379,814     332,803
Less:
  Undisbursed portion of loans in process                (14,295)    (15,839)
  Net deferred loan fees                                    (995)     (1,028)
  Allowance for loan losses                               (1,796)     (1,000)
                                                         -------     -------
Total, net                                              $362,728    $314,936
                                                        ========    ========

The changes in the allowance for loan losses consisted of the following (in thousands of dollars):
                                                              June 30,
                                                     -------------------------
                                                      1997      1996     1995

Allowance, beginning of year                         $1,000    $  600    $600
Provision                                               825       419       9
Write-offs                                              (39)      (23)     (9)
Recoveries                                               10         4       0
                                                     ------    ------    ----
Total                                                $1,796    $1,000    $600
                                                     ======    ======    ====

Residential real estate loans are presented net of loans serviced for others totaling approximately $54.5 million, $59.2 million, and $69.1 million at June 30, 1997, 1996 and 1995, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $248,000, $390,000 and $560,000 at June 30, 1997, 1996 and 1995, respectively.

The Company originates loans to officers and directors at terms substantially identical to other borrowers. Mortgage and consumer loans to officers and directors at June 30, 1997 and 1996 were approximately $1.0 million and $975,000, respectively.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

4.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at June 30, 1997 and 1996 are summarized as follows (in thousands of dollars):

                                                                 June 30,
                                                             ----------------
Major Classification                                          1997      1996

Land                                                         $1,679    $1,389
Office buildings and improvements                             5,488     4,791
Furniture, fixtures and equipment                             2,804     2,119
Automobiles                                                      51        37
                                                             ------    ------
Total                                                        10,022     8,336
Less accumulated depreciation                                (3,428)   (3,224)
                                                             ------    ------
Office properties and equipment, net                         $6,594    $5,112
                                                             ======    ======

5.  DEPOSIT ACCOUNTS

Deposit accounts at June 30, 1997 and 1996 are summarized as follows (in thousands of dollars):
                                           June 30, 1997        June 30, 1996
                                         --------------------------------------
                                                 Weighted              Weighted
                                                 Average               Average
                                          Amount   Rate         Amount   Rate
Demand accounts:
  Passbook                              $ 64,352    3.31%     $ 42,944    3.40%
  NOW                                     39,994    2.29        30,045    1.84
  Money market                            14,308    3.18        16,694    3.36
Certificate accounts                     234,539    5.66       216,148    5.54
                                        --------              --------
Total                                   $353,193    4.75      $305,831    4.76
                                        ========              ========

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

Scheduled maturities of certificate accounts at June 30, 1997 are as follows (in thousands of dollars):

Within 1 year                                                       $182,293
After 1 but within 2 years                                            28,309
After 2 but within 3 years                                            15,166
Thereafter                                                             8,771
                                                                    --------
Total certificate accounts                                          $234,539
                                                                    ========

The aggregate amount of certificate accounts with principal amounts of $100,000 or more was $48.5 million and $40.7 million at June 30, 1997 and 1996, respectively. Deposits in excess of $100,000 are not federally insured.

Interest expense by type of deposit is summarized as follows (in thousands of dollars):

                                                        Year Ended June 30,
                                                ------------------------------
                                                   1997       1996       1995

Demand accounts:
  Passbook                                       $ 2,263    $ 1,364    $   979
  NOW                                                651        542        545
  Money market                                       422        626        718
Certificate accounts                              12,475     12,137      9,060
                                                 -------    -------    -------
Total                                            $15,811    $14,669    $11,302
                                                 =======    =======    =======

6.  INCOME TAXES

The tax effects of significant items comprising the Company's net deferred tax liability (included in Other Liabilities on the balance sheet) as of June 30, 1997 and 1996 are as follows (in thousands of dollars):

                                                                   June 30,
                                                               ----------------
                                                                1997      1996

Deferred tax liabilities:
Tax basis bad debt reserves arising after December 31,
  1987 in excess of book reserves                              $  359    $  649
Differences between book and tax basis of Federal Home Loan
  Bank stock                                                      431       431
Excess servicing fees and capitalized servicing on loans sold      89       106
Differences between book and tax basis of property                137       133
Deferred loan fees                                                253        85
Unrealized gain on investment securities available-for-sale        11         0
Other                                                              70       187
                                                               ------    ------
Total                                                          $1,350    $1,591
                                                               ======    ======

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                   June 30,
                                                               ----------------
                                                                1997      1996

Deferred tax assets:
Unrealized loss on investment securities available-for-sale    $    0    $   52
Other                                                             183         0
Total                                                             183        52
                                                               ------    ------
Net deferred tax liability                                     $1,167    $1,539
                                                               ======    ======

No valuation allowance on deferred tax assets has been established as management believes that the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

In years ended June 30, 1996 and prior, the Association was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts ("reserve method") in determining taxable income. Legislation enacted in August 1996 repealed the reserve method effective for the Association beginning with the fiscal year ended June 30, 1997. Under the legislation, the Association will be allowed to deduct actual bad debt charge-offs ("charge-off method") in determining taxable income. The income tax deduction under the reserve method has been historically greater than the provision for loan losses recorded for financial accounting purposes. The income tax deduction under the charge-off method for the year ended June 30, 1997 was less than the provision for loan losses recorded for financial accounting purposes.

Deferred income taxes have been provided on differences between the bad debt reserve for tax purposes determined under the formerly used reserve method and the loan loss allowance for financial accounting purposes only to the extent of differences arising subsequent to December 31, 1987. Under the legislation previously mentioned, the Association will be required to recapture the post-1987 tax bad debt reserve of approximately $2.8 million into income over a six-year period beginning with the fiscal year ended no later than June 30, 1999 (June 30, 1998 if certain conditions are not met). Since a deferred tax liability has been provided on this difference, the recapture will have no impact on equity or results of operations.

Retained earnings as of June 30, 1997 includes approximately $4.1 million representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Association pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Association.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

The provision for income taxes is summarized as follows (in thousands of dollars):

                                                        Year Ended June 30,
                                                     --------------------------
                                                      1997      1996      1995
Current provision:
Federal                                              $1,763    $1,679    $1,792
State                                                   259       257       227
                                                     ------    ------    ------
Total current                                         2,022     1,936     2,019
                                                     ------    ------    ------
Deferred provision:
Federal                                                (377)      148       400
State                                                   (58)       27        76
                                                     ------    ------    ------
Total deferred                                         (435)      175       476
                                                     ------    ------    ------
Total provision for income taxes                     $1,587    $2,111    $2,495
                                                     ======    ======    ======

For the years ended June 30, 1997, 1996 and 1995, a tax provision (benefit) of $63,000, $(27,000), and $40,000, respectively, was allocated to equity for the tax effects of unrealized gains and losses on securities available-for-sale.

The Company's effective tax rate is greater than the statutory Federal income tax rate for the following reasons (in thousands of dollars):

                                                       Years Ended June 30,
                                                    --------------------------
                                                     1997      1996      1995

Tax at statutory Federal income tax rate (34%) $1,465 $1,920 $2,256 Increase (decrease) resulting from:
State income taxes                                     133       187       200
Other - net                                            (11)        4        39
                                                    ------    ------    ------
Total                                               $1,587    $2,111    $2,495
                                                    ======    ======    ======

Effective rate                                        36.8%     37.4%     37.6%

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

7.  EMPLOYEE BENEFIT PLANS

The Company had a noncontributory defined-contribution retirement plan ("retirement plan"), which was merged with the Company's 401(k) plan ("401(k) plan") effective March 31, 1997. The Association contributed 15 percent of eligible employee salaries to the retirement plan prior to the plan merger. All balances in the retirement plan were vested and contributions discontinued effective with the merger. The balances related to the retirement plan are now maintained as separate balances in the 401(k) plan. Expense under the retirement plan amounted to approximately $259,000, $331,000 and $283,000 in the years ended June 30, 1997, 1996 and 1995, respectively.

During the year ended June 30, 1995, the Company adopted the 401(k) plan to which eligible employees may elect to contribute 2% - 10% of their compensation, with limitations. The Company makes discretionary matching contributions, with certain limitations. Expense under the 401(k) plan amounted to approximately $83,000, $72,000 and $17,000 in the years ended June 30, 1997, 1996 and 1995, respectively. All employees with 1,000 hours or greater who have completed twelve months of continuous employment as of the 401(k) plan's semi-annual entry dates are eligible to participate.

8.  BORROWING ARRANGEMENTS WITH FEDERAL HOME LOAN BANK OF ATLANTA

The Association has executed an advance and collateral agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). This agreement allows the Association to borrow funds under various credit programs offered by the FHLB. Terms, credit availability and collateral requirements vary by program. No amounts were outstanding during the fiscal years ended June 30, 1997 or 1996 under this agreement.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

LOAN COMMITMENTS - The Company, in the normal course of business, is a party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. Loan commitments, excluding undisbursed portions of interim construction loans, were approximately $3.1 million ($2.4 million at fixed rates ranging from 7.30% - 9.00%) at June 30, 1997. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of such commitments disbursed within a 30-day period. Additionally, at June 30, 1997, unused lines of credit extended by the Company (principally variable-rate consumer lines secured by real estate) amounted to approximately $27.4 million.

LOANS SOLD WITH RECOURSE - At June 30, 1997, approximately $3.1 million of loans serviced for others had been sold with recourse (i.e., all credit risk associated with these loans was retained). Loans sold with recourse resulted from the sale of several pools of loans in 1983. Due to the seasoned nature of these loans and their typical low loan-to-value ratios, management believes that these loans do not present a significant risk to the Company.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - The Company has no other additional financial instruments with off-balance sheet risk.

CONCENTRATION OF CREDIT RISK - The Company's business activity is principally with customers located in South Carolina. Except for loans in the Company's market area, there are no other significant concentrations of credit risk. The majority of the Company's loans are residential mortgage loans, construction loans, home equity loans and other mortgage loans. Generally, first mortgage loans are allowed up to 80% of the value of the real estate pledged as collateral or up to 95% with private mortgage insurance. Home equity loans are generally allowed up to 90% of the value of the real estate pledged as collateral.

POTENTIAL IMPACT OF CHANGES IN INTEREST RATES - The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits. Like most financial institutions, the Company's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Company's interest-earning assets consist primarily of mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing savings deposits. Accordingly, the Company's earnings would be adversely affected during periods of rising interest rates.

LITIGATION - The Company is involved in legal actions in the normal course of business. Management, based on advice of counsel, does not expect any significant losses from any current litigation.

10. REGULATORY CAPITAL REQUIREMENTS

The Association is subject to various regulatory capital requirements administered by the federal financial institution regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios. Under regulations of the Office of Thrift Supervision ("OTS"), the Association must have: (i) core capital equal to 3.0% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets and (iii) total capital equal to 8.0% of risk-weighted assets. In measuring compliance with all three capital standards, institutions must deduct from their capital (with several exceptions primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of June 30, 1997, that the Association meets all capital adequacy requirements to which it is subject.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

The following is a reconciliation of the Association's equity determined under generally accepted accounting principles to OTS regulatory capital requirements (in thousands of dollars):

                                                   Tangible   Core   Risk-Based
                                                    Capital  Capital  Capital

June 30, 1997
 Total equity as determined under generally
  accepted accounting principles                    $46,978  $46,978  $46,978
 General allowance for loan losses                        0        0    1,756
 Unrealized gain on available-for-sale securities       (18)     (18)     (18)
                                                    -------  -------  -------
Regulatory capital                                  $46,960  $46,960  $48,716
                                                    =======  =======  =======
June 30, 1996
 Total equity as determined under generally
   accepted accounting principles                   $44,154  $44,154  $44,154
 General allowance for loan losses                        0        0      999
 Unrealized loss on available-for-sale securities        84       84       84
                                                    -------  -------  -------
Regulatory capital                                  $44,238  $44,238  $45,237
                                                    =======  =======  =======

The Association's actual and required capital amounts and ratios are summarized as follows (in thousands of dollars):

                                                                   Minimum
                                                Actual           Requirement
                                           ---------------     ---------------
                                           Amount    Ratio     Amount    Ratio

June 30, 1997
  Tangible capital (to total assets)       $46,960     7.1%     $9,979     1.5%
  Core capital (to adjusted total assets) $46,960 7.1% $19,958 3.0% Risk-based capital (to risk-weighted
   assets)                                 $48,716    16.3%    $23,933     8.0%

June 30, 1996
  Tangible capital (to total assets)       $44,238    12.4%     $5,356     1.5%
  Core capital (to adjusted total assets) $44,238 12.4% $10,712 3.0% Risk-based capital (to risk-weighted
   assets)                                 $45,237    21.5%    $16,806     8.0%

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

As of June 30, 1997 and June 30, 1996, the most recent respective notifications from the OTS classified the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association's category. To be categorized as well capitalized, the Association must maintain minimum ratios of total capital to risk-weighted assets, core capital to risk-weighted assets and core capital to adjusted total assets. The Association's actual and minimum capital requirements to be well capitalized under prompt corrective action provisions are as follows:

                                                                   Minimum
                                                 Actual           Requirement
                                            ---------------     ---------------
                                            Amount    Ratio     Amount    Ratio

June 30, 1997
  Tier I Capital (to adjusted total assets)  $46,960    7.1%   $33,261     5.0%
  Tier I Capital (to risk-weighted assets)   $46,960   15.7%   $17,950     6.0%
  Total Capital (to risk-weighted assets)    $48,716   16.3%   $29,916    10.0%

June 30, 1996
  Tier I Capital (to adjusted total assets)  $44,238   12.4%   $17,848     5.0%
  Tier I Capital (to risk-weighted assets)   $44,238   21.1%   $12,605     6.0%
  Total Capital (to risk-weighted assets)    $45,237   21.5%   $21,008    10.0%


On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund. The effect of this legislation was to require a one-time assessment on all federally insured savings associations' deposits and was levied by the Federal Depository Insurance Corporation ("FDIC") at .657% of insured deposits at March 31, 1995. The amount of the Association's assessment was approximately $1.78 million. The assessment was accrued as a charge to earnings in the quarter ended September 30, 1996 and paid on November 27, 1996.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

11. FINANCIAL INSTRUMENTS

The stated and fair value amounts of financial instruments as of June 30, 1997 and 1996, are summarized below (in thousands of dollars):

                                      June 30, 1997            June 30, 1996
                                  ---------------------------------------------
                                    Stated       Fair        Stated       Fair
                                    Amount      Value        Amount       Value
Financial assets:
Cash and cash equivalents         $277,072    $277,072      $10,784     $10,784
Investment securities               10,201      10,201       18,155      18,155
Mortgage-backed securities             121         125          195         209
Loans receivable, net              362,728     365,358      314,936     313,727
Loans held for sale                  1,617       1,617        1,911       1,911
Federal Home Loan Bank Stock         3,011       3,011        2,806       2,806
Other assets                         2,590       2,590        2,427       2,427
Retained servicing on mortgage          24         561            0         640
                                  --------    --------     --------    --------
Total                             $657,364    $660,535     $351,214    $350,659
                                  ========    ========     ========    ========
Financial liabilities:
Deposits:
  Demand accounts                 $118,654    $118,654      $89,683     $89,683
  Certificate accounts             234,539     234,114      216,148     215,660
Stock subscription escrow account  259,329     259,329            0           0
Other liabilities                    3,586       3,586        4,781       4,781
                                  --------    --------     --------    --------
Total                             $616,108    $615,683     $310,612    $310,124
                                  ========    ========     ========    ========

The Company had off-balance sheet financial commitments, which include $30.5 million and $27.4 million at June 30, 1997 and 1996, respectively, of commitments to originate loans and unused consumer lines of credit. Since these commitments are based on current rates, the commitment amount is considered to be a reasonable estimate of fair market value.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - Both cash and cash equivalents have maturities of three months or less, and, accordingly, the stated amount of such instruments is deemed to be a reasonable estimate of fair value.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES - Fair values for investments and mortgage-backed securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices of similar securities.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

LOANS - Fair values of loans held-for-investment are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity. Loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

FEDERAL HOME LOAN BANK STOCK - No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the stated amount is deemed to be a reasonable estimate of fair value.

RETAINED SERVICING ON MORTGAGE LOANS SOLD - The fair value of retained servicing on mortgage loans sold is calculated by discounting the expected future cash flows using current rates.

DEPOSITS - The fair values disclosed for demand deposits are equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rate using the rates currently offered for deposits of similar remaining maturities.

STOCK SUBSCRIPTION ESCROW ACCOUNTS - The carrying amount of stock subscription escrow accounts is equal to fair value due to their short duration (see Note
12).

OTHER ASSETS AND OTHER LIABILITIES - Other assets represent principally accrued interest receivable; other liabilities represent advances from borrowers for taxes and insurance, outstanding checks and accrued interest payable. Since these financial instruments will typically be received or paid within three months, the stated amounts of such instruments are deemed to be a reasonable estimate of fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would significantly affect the estimates. Further, the fair value estimates were calculated as of June 30, 1997 and 1996. Changes in market interest rates and prepayment assumptions could change significantly the fair value.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including loan servicing portfolio, real estate, deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

12. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On February 3, 1997, the Board of Directors of the Association adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered capital stock association. The conversion was accomplished through the formation of the Corporation on February 4, 1997 as described in Note 1, the adoption of a federal stock charter on June 25, 1997, the sale of all of the Association's stock to the Corporation on July 8, 1997 and the sale of the Corporation's stock to the public on July 8, 1997.

A subscription offering ("offering") of the shares of common stock of the Corporation was conducted whereby the shares were offered initially to eligible account holders, the First Federal Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Association (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Association upon issuance of stock, or a combination of cash and account withdrawal. The offering began May 14, 1997 and concluded on June 17, 1997. Subscription funds received in connection with the offering were placed in special escrow accounts in the Association. For those orders that were to be funded through account withdrawals, the Association placed "holds" on those accounts, restricting withdrawal of any amount which would reduce the account balance below the amount of the order. At June 30, 1997, the Association held $259.3 million in subscription escrow accounts and had restricted withdrawal from deposit accounts in the amount of $26.0 million.

On July 8, 1997, the Corporation issued 4.4 million shares of common stock for proceeds of $88.6 million. The aggregate purchase price was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Sources of proceeds were as follows (in thousands of dollars):

Subscription escrow accounts                                         $61,478
Deposit account withdrawals                                           20,042
Note receivable from ESOP                                              7,088
                                                                     -------
Gross proceeds                                                       $88,608
                                                                     =======

All excess subscription funds were refunded and holds on deposit accounts were released after the stock was issued.

FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

Conversion expenses totaled approximately $1.6 million and were deducted from gross proceeds to result in net proceeds of approximately $87.0 million. As of June 30, 1997, conversion costs were approximately $716,000 and are included in the balance sheet caption Other Assets.

The Association issued all of its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds. The Corporation accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Association maintain their historical cost basis in the consolidated company.

At the time of the Conversion, the Association established a liquidation account totaling approximately $44.8 million for the benefit of eligible account holders as of December 31, 1996 who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Association's capital stock.

The Association also established the ESOP for the benefit of its employees. The Corporation issued 354,430 shares of common stock to the ESOP in exchange for a note in the amount of approximately $7.1 million. The note has a term of 12 years and the shares of stock issued to the ESOP are held as collateral by the Corporation. The Association will make contributions in the amount necessary, when combined with any dividends earned by the ESOP on unallocated shares, to make quarterly payments of principal and interest on the note. As payments are made, the corporation will release shares from collateral. Released shares will be allocated to participants over the 12-year term of the note.

                                 ********

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

                                                                      Current
                                                            Director   Term
Name                  Age (1)  Position with Association     Since    Expires
----                  -------  -------------------------     -----    -------

E. Lea Salter           62     Director                         1988    1997
David E. Tate           57     Director                         1993    1997
Robert L. Handell       80     Director and Secretary           1950    1998
Robert R. Odom          75     Chairman of the Board            1953    1998
E.L. Sanders            62     Director                         1987    1999
Billy L. Painter        52     Director, President and          1984    1999
                               Chief Executive Officer
R. Wesley Hammond       48     Director                         1990    1999

                   EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Name                  Age (1)  Position with Association
----                  -------  -------------------------

Hugh H. Brantley        54     Executive Vice President           --     --
                               and Chief Operating Officer
J. Stephen Sinclair     55     Executive Vice President of        --     --
                               Lending
R. Lamar Simpson        38     Chief Financial Officer            --     --

----------------
(1)  As of June 30, 1997.

BIOGRAPHICAL INFORMATION

     Set forth below is certain information regarding the Directors and executive officers of the Association. Unless otherwise stated, each Director and executive officer has held his current occupation for the last five years. There are no family relationships among or between the Directors or executive officers.

     E. Lea Salter is President of Christman & Parson, Inc., general contractors. Mr. Salter is a member of the Association's Personnel and Audit Committees. He is active in the Lions Club of Spartanburg and is the past Chairman of the Board of Visitors of Columbia College.

     David E. Tate has been President and sole owner of Tate Metal Works, Inc., a tank fabrication and erection company, since 1972. Mr. Tate is an Elder at First Presbyterian Church in Spartanburg, South Carolina.

     Robert L. Handell is retired from the Association after 51 years of service. He is the Secretary of the Civitan Rehabilitation Workshop and a Director of the Civitan Club of Spartanburg, South Carolina. Mr. Handell is an active member of the Bethel United Methodist Church.

     Robert R. Odom is a senior partner in the law firm of Odom, Terry, Cantrell & Hammett, Spartanburg, South Carolina, with which he has been associated for 45 years.

     E.L. Sanders is a retired insurance executive. He is past Chairman of the Board of Directors for Mobile Meals of Spartanburg, South Carolina, Vice Chairman of the Board of Directors of the Foundation for the Multi-Handicapped, Blind and Deaf of South Carolina, and on the Board of Directors of the Civitan Club of Spartanburg, South Carolina.

     Billy L. Painter has served as the Association's President and Chief Executive Officer since 1984. Mr. Painter is a former Chairman of the Spartanburg Area Chamber of Commerce. He serves on the Board for the Piedmont Interstate Fair, the Advisory Board of Salvation Army, and on the Board of the Spartanburg Development Council.

     R. Wesley Hammond is the President and Chief Operating Officer of Hammond-Brown-Jennings, a furniture company. He is President-elect from South Carolina and a member of the Executive Committee of Southern Home Furnishings Association. He is an active member of the Church of the Advent in Spartanburg, South Carolina.

     Hugh H. Brantley is the Association's Executive Vice President and Chief Operating Officer. Mr. Brantley serves on the Boards of Directors of the Downtown Rescue Mission, Impact Ministries, Upward Basketball and the YMCA, in Spartanburg, South Carolina.

     J. Stephen Sinclair is the Association's Executive Vice President of Lending. He is a Director and Treasurer of Safe Homes - Rape Crisis Coalition, a Director of Communities and Schools through the Chamber of Commerce and a member of the Home Builders Association of Greater Spartanburg.
     R. Lamar Simpson has served as the Association's Chief Financial Officer since June 1996. Prior to his employment with the Association, he was a senior manager with Deloitte & Touche LLP, where he was employed for nine years. He is a member of the Board of Directors and Treasurer of the Boys Home of the South, a member of the American Institute of Certified Public Accountants, a member of the South Carolina Association of Certified Public Accountants and a member of the Financial Managers Society.

     Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following information is furnished for Messrs. Painter, Brantley and Sinclair.


                                Annual Compensation
                    --------------------------------------------
                                                      Other       All
                                                      Annual      Other
Name and                                              Compen-     Compen-
Position            Year       Salary     Bonus       sation(1)   sation
--------            ----       ------     -----       ---------   ------

Billy L. Painter    1997      $138,910    $35,000         $--     $41,412(2)
President and Chief 1996       132,993     30,000          --      36,661
Executive Officer

Hugh H. Brantley    1997        87,939     12,500          --      15,264(3)
Executive Vice      1996        87,939     12,500          --      16,966
President and Chief
Operating Officer

J. Stephen Sinclair 1997        87,345     12,500          --      14,996(4)
Executive Vice      1996        83,432     11,000          --      16,966
President of Lending

-------------------
(1) The aggregate amount of perquisites and other personal benefits was less than 10% of the total annual salary and bonus reported.
(2) Consists of directors' fees ($18,000), employer retirement plan contributions ($15,912), employer 401(k) Plan matching contributions
   ($7,500) and term life insurance premiums ($680).
(3) Consists of employer retirement plan contributions ($10,030), employer 401(k) Plan matching contributions ($4,789) and term life insurance premiums ($445).
(4) Consists of employer retirement plan contributions ($9,984), employer 401(k) Plan matching contributions ($4,570) and term life insurance premiums ($442).

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company and the Association (collectively, the "Employers") have entered into three-year employment agreements ("Employment Agreements" or "Agreements") with Messrs. Painter, Sinclair and Brantley. Under the Employment Agreements, the current base salaries for Messrs. Painter, Sinclair and Brantley are $140,000, $90,000 and $90,000, respectively, which will be paid by the Association and may be increased at the discretion of the Board of Directors or an authorized committee of the Board of Directors of the Association. Messrs. Painter's, Sinclair's and Brantley's salaries may not be decreased during the term of the Employment Agreements without their prior written consent. On the anniversary of the commencement date of the Agreements, the term of the Agreements may be extended by the Board of Directors for an additional year unless a termination notice is given by Messrs. Painter, Sinclair and Brantley. The Agreements are terminable by the Employers for just cause at any time or in certain events specified by federal regulations.

     The Agreements provide for severance payments if employment is terminated following a change in control. These payments, which will be made promptly after any change in control, will be equal to 2.99 times the average annual compensation paid to Messrs. Painter, Sinclair and Brantley during the five years immediately preceding the change in control. Under the Agreements, a "change in control" is deemed to occur if, at anytime during the term of the Agreement, a person other than the Company purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, the membership of the Board of Directors changes as the result of a contested election, or shareholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation has occurred. Assuming that a change in control had occurred at June 30, 1997 and that Messrs. Painter, Sinclair and Brantley elected to receive a lump sum cash payment, they would be entitled to payments of approximately $434,000, $262,000 and $250,000, respectively.

     The Employers have also entered into a severance agreements with R. Lamar Simpson, Thomas Bridgeman and Rand Peterson providing for payments in the event of this termination following a change in control. The payments and the definition of "change in control" under Messrs. Simpson's, Bridgeman's and Peterson's agreements are similar to the related provisions of the Agreements. Assuming that a change in control had occurred at June 30, 1997, the aggregate value of the severance benefits payable to the three officers would be approximately $438,000.

DIRECTORS' COMPENSATION

     FEES. Currently, directors of the Association receive a fee of $1,500 per month. Directors' fees totaled $126,000 for the year ended June 30, 1997. In addition, Mr. Odom receives annual compensation of $10,200 for his service as Chairman of the Board. Following consummation of the Conversion, directors' fees will continue to be paid by the Association and, initially, no separate fees are expected to be paid for service on the Company's Board of Directors.

     DIRECTOR EMERITUS PLAN. In connection with the Conversion, the Association has formalized, with certain modifications, its existing policy regarding director emeritus status by adopting the Director Emeritus Plan. The Director Emeritus Plan provides that each director elected to the Board of Directors of the Association on or after March 17, 1987 shall become a director emeritus on the later to occur of (i) the date the director attains age 72 or (ii) the expiration of the director's then current term of office after attaining age
72. In addition, a director with at least ten years of service on the Board may, upon attaining age 65, apply to the Board to assume director emeritus status. Under the Director Emeritus Plan, a director emeritus receives 50% of the fee payable to regular Board members for attendance at monthly Board meetings. If the director emeritus attends the monthly Board meeting, the amount payable is increased to 75% of the fee payable to regular Board members. The Board may also designate as a director emeritus a director who becomes disabled. An additional feature of the Director Emeritus Plan provides that, in the event of a change in control of the Holding Company or the Association (as defined in the Director Emeritus Plan), each director would be treated as a director emeritus on the effective date of the change in control. Within 30 days of such date, each director emeritus would receive a payment equal to three times the fees received by the director during the 12-month period ending prior to the effective date of the change in control. Assuming a change in control had occurred at June 30, 1997, the aggregate amount payable under the Director Emeritus Plan to all directors would be approximately $220,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

       (a)  Security Ownership of Certain Beneficial Owners

       (b)  Security Ownership of Management

            Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file with the Securities and Exchange Commission ("SEC"), and provide a copy to the Company, certain reports disclosing such ownership pursuant to the Exchange Act. Based upon such reports, the following table sets forth, as of September 22, 1997, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock and as to the shares of Common Stock beneficially owned by the Company's named executive officers and by all officers and directors as a group.

                                       Amount and Nature         Percent of
                                       of Beneficial             Common Stock
Beneficial Owner                       Ownership(1)              Outstanding
----------------                       ------------              -----------

FirstSpartan Financial Corp.             354,430                     8.00%
380 E. Main Street
Spartanburg, South Carolina  29302

Named executive officers(2):

Billy L. Painter                          22,041                       0.5
Hugh H. Brantley                           5,286                       0.1
J. Stephen Sinclair                       18,452                       0.4

Directors:

Robert R. Odom                             8,000                       0.2
E. Lea Salter                              7,500                       0.1
David E. Tate                              5,433                       0.1
Robert L. Handell                          6,250                       0.1
E.L. Sanders                              16,750                       0.4
R. Wesley Hammond                          4,250                       0.1

All Officers and
Directors as a

Group (10 persons)                        94,921                       2.1%

-------------------
(1) Unless otherwise indicated, all shares are owned directly by the officers and directors or by the officers and directors indirectly through a trust, corporation or association, or by the officers and directors or their spouses as custodians or trustees for the shares of minor children. The officers and directors effectively exercise voting and investment power over such shares.

(2) Under applicable regulations the term "named executive officers" is defined to include the chief executive officer, regardless of compensation level, and the four most highly compensated executive officers other than the chief executive officer whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Painter, Brantley and Sinclair were the Company's only named executive officers during the fiscal year ended June 30, 1997. Mr. Painter is also a director of the Company.

       (c)     Changes in Control

               The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. The Association is therefore prohibited from making any new loans or extensions of credit to the Association's executive officers and directors and at different rates or terms than those offered to the general public and has adopted a policy to this effect. The aggregate amount of loans by the Association to its executive officers and directors was approximately $925,000 at June 30, 1997. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Association's other customers, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features when made.

     Robert R. Odom, Chairman of the Board of the Company and the Association, is a senior partner with the law firm of Odom, Terry, Cantrell & Hammett, Spartanburg, South Carolina, which serves as general counsel to the Association. The Association paid a retainer of $18,000 and legal fees of approximately $46,000 to the firm during the year ended June 30, 1997 for services rendered to the Association.

     E. Lea Salter, a Director of the Company and the Association, is the President of Christman & Parson,Inc., a general contractor. Christman & Parson, Inc. was awarded through a competitive bid a $375,000 contract to renovate the Association's branch office at 1488 W.O. Ezell Boulevard, Spartanburg, South Carolina during the year ended June 30, 1997.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

       (a)     Exhibits

               (3)(a) Certificate of Incorporation of the Registrant*
               (3)(b) Bylaws of the Registrant*
              (10)(a) Employment Agreement with Billy L. Painter
              (10)(b) Employment Agreement with Hugh H. Brantley
              (10)(c) Employment Agreement with J. Stephen Sinclair
              (10)(d) Severance Agreement with R. Lamar Simpson
              (10)(e) Severance Agreement with Rand Peterson
              (10)(f) Severance Agreement with Thomas Bridgeman
              (10)(g) Employee Severance Compensation Plan
              (10)(h) Employment Stock Ownership Plan
              (21)    Subsidiaries of the Registrant
              (27)    Financial Data Schedule

       (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended June 30, 1997.

----------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015).

                             SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRSTSPARTAN FINANCIAL CORP.

Date: September 26, 1997                 By:  /s/ Billy L. Painter
                                              ------------------------------
                                              Billy L. Painter
                                              President and Chief Executive
                                              Officer
                                              (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Billy L. Painter                              September 26, 1997
   -------------------------------------------
    Billy L. Painter
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ R. Lamar Simpson                              September 26, 1997
    ------------------------------------------
    R. Lamar Simpson
    Treasurer, Secretary and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Robert R. Odom                                September 26, 1997
    ------------------------------------------
    Robert R. Odom
    Chairman of the Board

By: /s/ E. Lea Salter                                 September 26, 1997
    ------------------------------------------
    E. Lea Salter
    Director

By: /s/ David E. Tate                                 September 26, 1997
    ------------------------------------------
    David E. Tate
    Director

By: /s/ Robert L. Handell                             September 26, 1997
    ------------------------------------------
    Robert L. Handell
    Director

By: /s/ E.L. Sanders                                  September 26, 1997
    ------------------------------------------
    E.L. Sanders
    Director

By: /s/ R. Wesley Hammond                             September 26, 1997
    ------------------------------------------
    R. Wesley Hammond
    Director

                             EXHIBIT (10)(a)

               EMPLOYMENT AGREEMENT WITH BILLY L. PAINTER

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of June 18, 1997, by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"), FIRSTSPARTAN FINANCIAL CORP. (the "COMPANY"), a Delaware corporation; and BILLY
L. PAINTER ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the ASSOCIATION wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the ASSOCIATION on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the ASSOCIATION. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the ASSOCIATION. Executive shall render administrative and management duties to the ASSOCIATION such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the ASSOCIATION (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the ASSOCIATION will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the ASSOCIATION; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the ASSOCIATION, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The ASSOCIATION shall pay EXECUTIVE as compensation a salary of $140,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the ASSOCIATION. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the ASSOCIATION shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the ASSOCIATION.

     (b) The ASSOCIATION will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the ASSOCIATION will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the ASSOCIATION in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the ASSOCIATION, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the ASSOCIATION shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the ASSOCIATION of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the ASSOCIATION's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the ASSOCIATION, or (D) any breach of this Agreement by the ASSOCIATION. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the ASSOCIATION shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the ASSOCIATION as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the ASSOCIATION is not in compliance with its minimum capital requirements or if such payments would cause the ASSOCIATION's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the ASSOCIATION is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the ASSOCIATION. For purposes of this Agreement, a "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of the COMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the ASSOCIATION or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve
(12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the ASSOCIATION's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for

EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the ASSOCIATION as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the ASSOCIATION on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the ASSOCIATION or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under
Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the ASSOCIATION's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the ASSOCIATION may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the ASSOCIATION will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of EXECUTIVE's termination and will end on the earlier of
(i) the date EXECUTIVE returns to the full-time employment of the ASSOCIATION in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the ASSOCIATION;
(ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the ASSOCIATION providing disability benefits to EXECUTIVE.

     (c) The ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the ASSOCIATION, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the ASSOCIATION; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the ASSOCIATION of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the ASSOCIATION or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the ASSOCIATION shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, the ASSOCIATION shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the ASSOCIATION or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the ASSOCIATION, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

     (a) The ASSOCIATION may terminate EXECUTIVE's employment at any time, but any termination by the ASSOCIATION, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the ASSOCIATION's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the ASSOCIATION's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the ASSOCIATION may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the ASSOCIATION's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the ASSOCIATION under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the ASSOCIATION is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the ASSOCIATION): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the ASSOCIATION under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the ASSOCIATION or when the ASSOCIATION is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the ASSOCIATION or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the ASSOCIATION will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the ASSOCIATION and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the ASSOCIATION and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the ASSOCIATION and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the ASSOCIATION and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the ASSOCIATION and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the ASSOCIATION and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the ASSOCIATION and/or the COMPANY from pursuing any other remedies available to the ASSOCIATION and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the ASSOCIATION and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the ASSOCIATION. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the ASSOCIATION or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the ASSOCIATION. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the ASSOCIATION will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the ASSOCIATION or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the ASSOCIATION from pursuing any other remedies available to the ASSOCIATION for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the ASSOCIATION. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the ASSOCIATION, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the ASSOCIATION or any predecessor of the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the ASSOCIATION, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of South Carolina, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the ASSOCIATION, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the ASSOCIATION, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The ASSOCIATION shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the ASSOCIATION (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE ASSOCIATION OR THE COMPANY.

     The ASSOCIATION and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the ASSOCIATION or the COMPANY, expressly and unconditionally to assume and agree to perform the ASSOCIATION's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the ASSOCIATION or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 18th day of June, 1997.

ATTEST:                                FIRST FEDERAL SAVINGS AND LOAN
                                         ASSOCIATION OF SPARTANBURG



/s/ Robert L. Handell                  BY: /s/ Robert R. Odom
_______________________________           _________________________________

           [SEAL]

ATTEST:                                FIRSTSPARTAN FINANCIAL CORP.


/s/ R. Lamar Simpson                   BY: /s/ Robert R. Odom
_______________________________           ________________________________

           [SEAL]

WITNESS:


/s/ R. Lamar Simpson                   /s/ Billy L. Painter
_______________________________        ____________________________________
                                       BILLY L. PAINTER

                            EXHIBIT (10)(b)

              EMPLOYMENT AGREEMENT WITH HUGH H. BRANTLEY

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of June 18, 1997, by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"), FIRSTSPARTAN FINANCIAL CORP. (the "COMPANY"), a Delaware corporation; and HUGH
H. BRANTLEY ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the ASSOCIATION wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the ASSOCIATION on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as Executive Vice President and Chief Operating Officer of the ASSOCIATION. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the ASSOCIATION. Executive shall render administrative and management duties to the ASSOCIATION such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the ASSOCIATION (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the ASSOCIATION will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the ASSOCIATION; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the ASSOCIATION, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The ASSOCIATION shall pay EXECUTIVE as compensation a salary of $90,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the ASSOCIATION. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the ASSOCIATION shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the ASSOCIATION.

     (b) The ASSOCIATION will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the ASSOCIATION will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the ASSOCIATION in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the ASSOCIATION, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the ASSOCIATION shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the ASSOCIATION of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the ASSOCIATION's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the ASSOCIATION, or (D) any breach of this Agreement by the ASSOCIATION. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the ASSOCIATION shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the ASSOCIATION as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the ASSOCIATION is not in compliance with its minimum capital requirements or if such payments would cause the ASSOCIATION's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the ASSOCIATION is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the ASSOCIATION. For purposes of this Agreement, a "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of the COMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the ASSOCIATION or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve
(12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the ASSOCIATION's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for

EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the ASSOCIATION as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the ASSOCIATION on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the ASSOCIATION or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under
Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the ASSOCIATION's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the ASSOCIATION may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the ASSOCIATION will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of
(i) the date EXECUTIVE returns to the full-time employment of the ASSOCIATION in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the ASSOCIATION;
(ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the ASSOCIATION providing disability benefits to EXECUTIVE.

     (c) The ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the ASSOCIATION, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the ASSOCIATION; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the ASSOCIATION of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the ASSOCIATION or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the ASSOCIATION shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, the ASSOCIATION shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the ASSOCIATION or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the ASSOCIATION, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.
9.   REQUIRED PROVISIONS.

     (a) The ASSOCIATION may terminate EXECUTIVE's employment at any time, but any termination by the ASSOCIATION, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the ASSOCIATION's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the ASSOCIATION's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the ASSOCIATION may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the ASSOCIATION's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the ASSOCIATION under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the ASSOCIATION is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the ASSOCIATION): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the ASSOCIATION under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the ASSOCIATION or when the ASSOCIATION is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the ASSOCIATION or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the ASSOCIATION will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the ASSOCIATION and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the ASSOCIATION and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the ASSOCIATION and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the ASSOCIATION and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the ASSOCIATION and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the ASSOCIATION and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the ASSOCIATION and/or the COMPANY from pursuing any other remedies available to the ASSOCIATION and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the ASSOCIATION and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the ASSOCIATION. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the ASSOCIATION or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the ASSOCIATION. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the ASSOCIATION will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the ASSOCIATION or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the ASSOCIATION from pursuing any other remedies available to the ASSOCIATION for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the ASSOCIATION. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the ASSOCIATION, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the ASSOCIATION or any predecessor of the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the ASSOCIATION, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of South Carolina, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the ASSOCIATION, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the ASSOCIATION, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The ASSOCIATION shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the ASSOCIATION (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE ASSOCIATION OR THE COMPANY.

     The ASSOCIATION and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the ASSOCIATION or the COMPANY, expressly and unconditionally to assume and agree to perform the ASSOCIATION's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the ASSOCIATION or the COMPANY would be required to perform if no such succession or assignment had taken place.

      IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 18th day of June, 1997.

ATTEST:                                FIRST FEDERAL SAVINGS AND LOAN
                                         ASSOCIATION OF SPARTANBURG



/s/ Robert L. Handell                  BY: /s/ Billy L. Painter
_______________________________           _________________________________

           [SEAL]

ATTEST:                                FIRSTSPARTAN FINANCIAL CORP.


/s/ R. Lamar Simpson                   BY: /s/ Billy L. Painter
_______________________________           ________________________________

           [SEAL]

WITNESS:


/s/ R. Lamar Simpson                   /s/ Hugh H. Brantley
_______________________________        ____________________________________
                                       HUGH H. BRANTLEY

                            EXHIBIT (10)(c)

             EMPLOYMENT AGREEMENT WITH J. STEPHEN SINCLAIR

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of June 18, 1997, by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"), FIRSTSPARTAN FINANCIAL CORP. (the "COMPANY"), a Delaware corporation; and J. STEPHEN SINCLAIR ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the ASSOCIATION wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the ASSOCIATION on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as Executive Vice President (Lending) of the ASSOCIATION. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the ASSOCIATION. Executive shall render administrative and management duties to the ASSOCIATION such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the ASSOCIATION (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the ASSOCIATION will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the ASSOCIATION; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the ASSOCIATION, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The ASSOCIATION shall pay EXECUTIVE as compensation a salary of $90,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the ASSOCIATION. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the ASSOCIATION shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the ASSOCIATION.

     (b) The ASSOCIATION will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the ASSOCIATION will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the ASSOCIATION in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the ASSOCIATION, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the ASSOCIATION shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the ASSOCIATION of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the ASSOCIATION's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the ASSOCIATION, or (D) any breach of this Agreement by the ASSOCIATION. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the ASSOCIATION shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the ASSOCIATION as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the ASSOCIATION is not in compliance with its minimum capital requirements or if such payments would cause the ASSOCIATION's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the ASSOCIATION is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the ASSOCIATION. For purposes of this Agreement, a "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of the COMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the ASSOCIATION or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve
(12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the ASSOCIATION's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for

EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the ASSOCIATION as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the ASSOCIATION on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the ASSOCIATION or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under
Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the ASSOCIATION's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the ASSOCIATION may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the ASSOCIATION will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of
(i) the date EXECUTIVE returns to the full-time employment of the ASSOCIATION in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the ASSOCIATION;
(ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the ASSOCIATION providing disability benefits to EXECUTIVE.

     (c) The ASSOCIATION will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the ASSOCIATION, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the ASSOCIATION; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the ASSOCIATION of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the ASSOCIATION or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the ASSOCIATION shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, the ASSOCIATION shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the ASSOCIATION or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the ASSOCIATION, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

     (a) The ASSOCIATION may terminate EXECUTIVE's employment at any time, but any termination by the ASSOCIATION, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the ASSOCIATION's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the ASSOCIATION's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the ASSOCIATION may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the ASSOCIATION's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the ASSOCIATION under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the ASSOCIATION is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the ASSOCIATION): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the ASSOCIATION under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the ASSOCIATION or when the ASSOCIATION is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the ASSOCIATION or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the ASSOCIATION will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the ASSOCIATION and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the ASSOCIATION and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the ASSOCIATION and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the ASSOCIATION and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the ASSOCIATION and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the ASSOCIATION and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the ASSOCIATION and/or the COMPANY from pursuing any other remedies available to the ASSOCIATION and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the ASSOCIATION and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the ASSOCIATION. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the ASSOCIATION or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the ASSOCIATION. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the ASSOCIATION will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the ASSOCIATION or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the ASSOCIATION from pursuing any other remedies available to the ASSOCIATION for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the ASSOCIATION. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the ASSOCIATION, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the ASSOCIATION or any predecessor of the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the ASSOCIATION, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of South Carolina, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the ASSOCIATION, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the ASSOCIATION, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The ASSOCIATION shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the ASSOCIATION (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE ASSOCIATION OR THE COMPANY.

     The ASSOCIATION and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the ASSOCIATION or the COMPANY, expressly and unconditionally to assume and agree to perform the ASSOCIATION's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the ASSOCIATION or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 18th day of June, 1997.

ATTEST:                                FIRST FEDERAL SAVINGS AND LOAN
                                         ASSOCIATION OF SPARTANBURG



/s/ Robert L. Handell                  BY: /s/ Billy L. Painter
_______________________________           _________________________________

           [SEAL]

ATTEST:                                FIRSTSPARTAN FINANCIAL CORP.


/s/ R. Lamar Simpson                   BY: /s/ Billy L. Painter
_______________________________           ________________________________

           [SEAL]

WITNESS:


/s/ R. Lamar Simpson                   /s/ J. Stephen Sinclair
_______________________________        ____________________________________
                                       J. STEPHEN SINCLAIR

                            EXHIBIT (10(d)

              SEVERANCE AGREMENT WITH R. LAMAR SIMPSON

                                 AGREEMENT

     This AGREEMENT is made effective as of June 18, 1997 by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"); FIRSTSPARTAN FINANCIAL CORP. ("COMPANY"); and R. LAMAR SIMPSON ("EXECUTIVE").

     WHEREAS, the ASSOCIATION recognizes the substantial contribution EXECUTIVE has made to the ASSOCIATION and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     WHEREAS, EXECUTIVE serves in the position of Chief Financial Officer of the ASSOCIATION and the COMPANY, positions of substantial responsibility;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the ASSOCIATION ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the

COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of the COMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the ASSOCIATION shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times EXECUTIVE's "annual compensation" as defined herein. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for the Participant's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the Participant receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the ASSOCIATION followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the ASSOCIATION shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twenty-four (24) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the ASSOCIATION and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The ASSOCIATION may terminate EXECUTIVE's employment at any time, but any termination by the ASSOCIATION, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the ASSOCIATION's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the ASSOCIATION's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the ASSOCIATION may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the ASSOCIATION's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the ASSOCIATION under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the ASSOCIATION is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the ASSOCIATION under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the ASSOCIATION or when the ASSOCIATION is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of South Carolina, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the ASSOCIATION, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the ASSOCIATION. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the ASSOCIATION, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the ASSOCIATION if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The ASSOCIATION or the COMPANY

     The ASSOCIATION and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the ASSOCIATION or the COMPANY, expressly and unconditionally to assume and agree to perform the ASSOCIATION's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the ASSOCIATION or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 18th day of June, 1997.


ATTEST:                                FIRST FEDERAL SAVINGS AND LOAN
                                         ASSOCIATION OF SPARTANBURG

/s/ Robert L. Handell                  BY: /s/ Billy L. Painter
_______________________________           _________________________________

           [SEAL]

ATTEST:                                FIRSTSPARTAN FINANCIAL CORP.

/s/ R. Lamar Simpson                   BY: /s/ Billy L. Painter
_______________________________           ________________________________

           [SEAL]

WITNESS:

/s/ Kelley R. Theus                    /s/ R. Lamar Simpson
_______________________________        ____________________________________
                                       R. LAMAR SIMPSON

                            EXHIBIT (10)(e)

               SEVERANCE AGREEMENT WITH RAND PETERSON

                                 AGREEMENT

     This AGREEMENT is made effective as of June 18, 1997 by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"); FIRSTSPARTAN FINANCIAL CORP. ("COMPANY"); and RAND PETERSON ("EXECUTIVE").

     WHEREAS, the ASSOCIATION recognizes the substantial contribution EXECUTIVE has made to the ASSOCIATION and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     WHEREAS, EXECUTIVE serves in the position of Senior Vice President of the ASSOCIATION, a position of substantial responsibility;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the ASSOCIATION ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the

COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of the COMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the ASSOCIATION shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times EXECUTIVE's "annual compensation" as defined herein. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for the Participant's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the Participant receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the ASSOCIATION followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the ASSOCIATION shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twenty-four (24) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under
Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the ASSOCIATION and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The ASSOCIATION may terminate EXECUTIVE's employment at any time, but any termination by the ASSOCIATION, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the ASSOCIATION's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the ASSOCIATION's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the ASSOCIATION may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the ASSOCIATION's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the ASSOCIATION under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the ASSOCIATION is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the ASSOCIATION under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the ASSOCIATION or when the ASSOCIATION is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of South Carolina, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the ASSOCIATION, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the ASSOCIATION. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the ASSOCIATION, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the ASSOCIATION if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The ASSOCIATION or the COMPANY

     The ASSOCIATION and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the ASSOCIATION or the COMPANY, expressly and unconditionally to assume and agree to perform the ASSOCIATION's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the ASSOCIATION or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 18th day of June, 1997.

ATTEST:                                FIRST FEDERAL SAVINGS AND LOAN
                                         ASSOCIATION OF SPARTANBURG

/s/ Robert L. Handell                  BY: /s/ Billy L. Painter
_______________________________           _________________________________

           [SEAL]

ATTEST:                                FIRSTSPARTAN FINANCIAL CORP.

/s/ R. Lamar Simpson                   BY: /s/ Billy L. Painter
_______________________________           ________________________________

           [SEAL]

WITNESS:

/s/ R. Lamar Simpson                   /s/ Rand Peterson
_______________________________        ____________________________________
                                       RAND PETERSON

                            EXHIBIT (10)(f)

               SEVERANCE AGREEMENT WITH THOMAS BRIDGEMAN

                                 AGREEMENT

     This AGREEMENT is made effective as of June 18, 1997 by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"); FIRSTSPARTAN FINANCIAL CORP. ("COMPANY"); and THOMAS BRIDGEMAN ("EXECUTIVE").

     WHEREAS, the ASSOCIATION recognizes the substantial contribution EXECUTIVE has made to the ASSOCIATION and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     WHEREAS, EXECUTIVE serves in the position of Senior Vice President of the ASSOCIATION, a position of substantial responsibility;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the ASSOCIATION ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the

COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of the COMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the ASSOCIATION shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times EXECUTIVE's "annual compensation" as defined herein. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for the Participant's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the Participant receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the ASSOCIATION followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the ASSOCIATION shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twenty-four (24) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under
Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the ASSOCIATION and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The ASSOCIATION may terminate EXECUTIVE's employment at any time, but any termination by the ASSOCIATION, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the ASSOCIATION's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the ASSOCIATION's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the ASSOCIATION may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the ASSOCIATION's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the ASSOCIATION under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the ASSOCIATION is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the ASSOCIATION under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the ASSOCIATION or when the ASSOCIATION is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of South Carolina, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the ASSOCIATION, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the ASSOCIATION. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the ASSOCIATION, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the ASSOCIATION if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The ASSOCIATION or the COMPANY

     The ASSOCIATION and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the ASSOCIATION or the COMPANY, expressly and unconditionally to assume and agree to perform the ASSOCIATION's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the ASSOCIATION or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 18th day of June, 1997.

ATTEST:                                FIRST FEDERAL SAVINGS AND LOAN
                                         ASSOCIATION OF SPARTANBURG


/s/ Robert L. Handell                  BY: /s/ Billy L. Painter
_______________________________           _________________________________

           [SEAL]

ATTEST:                                FIRSTSPARTAN FINANCIAL CORP.

/s/ R. Lamar Simpson                   BY: /s/ Billy L. Painter
_______________________________           ________________________________

           [SEAL]

WITNESS:

/s/ R. Lamar Simpson                   /s/ Thomas Bridgeman
_______________________________        ____________________________________
                                       THOMAS BRIDGEMAN

                            EXHIBIT (10)(g)

                  EMPLOYEE SEVERANCE COMPENSATION PLAN

         FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG
                   EMPLOYEE SEVERANCE COMPENSATION PLAN

                               PLAN PURPOSE

     The purpose of this First Federal Savings and Loan Association of Spartanburg Employee Severance Compensation Plan is to assure the services of Employees of the Association in the event of a Change in Control. The benefits contemplated by the Plan recognize the value to the Association of the services and contributions of the Employees of the Association and the effect upon the Association resulting from the uncertainties of continued employment, reduced employee benefits, management changes and relocations that may arise in the event of a Change in Control. The Board of Directors believes that the Plan will also aid the Association in attracting and retaining the highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Association's Employees will reduce the distractions and other adverse effects on Employees' performance in the event of a Change in Control.

                                 ARTICLE I
                           ESTABLISHMENT OF PLAN

     1.1   Establishment of Plan
           ---------------------

     As of the Effective Date of the Plan as defined herein, the Association hereby establishes an employee severance compensation plan to be known as the First Federal Savings and Loan Association of Spartanburg Employee Severance Compensation Plan." The purposes of the Plan are as set forth above.

     1.2   Application of Plan
           -------------------

     The benefits provided by this Plan shall be available to all Employees of the Association, who, at or after the Effective Date, meet the eligibility requirements of Article III, except for those officers of the Association who have entered into, or who enter into in the future, and continue to be subject to, an employment or change in control agreement with the Employer.

     1.3   Contractual Right to Benefits
           -----------------------------

     This plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder in the event of a Change in Control, enforceable by the Participant against the Employer, the Association, or both. The Plan does not provide, and should not be construed as providing, benefits of any kind to any Employee, except in the event of a Change in Control and, in the event of a Change in Control, only upon the involuntary or voluntary termination of an Employee in the manner contemplated herein.

                                ARTICLE II
                       DEFINITIONS AND CONSTRUCTION

     2.1   Definitions
           -----------

     Whenever used in the Plan, the following terms shall have the meanings set forth below.

     "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and cash compensation, if any, paid (including accrued amounts) by an Employer as consideration for the Participant's service during the twelve
(12) month period ending on the last day of the month preceding the date of a Participant's termination pursuant to Section 4.2, which is or would be includable in the gross income of the Participant receiving the same for federal income tax purposes.

     "Association" means First Federal Savings and Loan Association of Spartanburg or any successor as provided for in Article VII hereof.

     "Board" means the Board of Directors of the Association.

     "Change in Control" shall mean an event deemed to occur if and when (a) there occurs a change in control of the Association or the Company within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Association representing twenty-five percent (25%) or more of the combined voting power of the Company's or the Association's then outstanding securities, (c) the membership of the board of directors of the Company or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(d) shareholders of the Company or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Association's assets, or a plan of partial or complete liquidation. If any of the events enumerated in clauses (a) - (d) occur, the Board shall determine the effective date of the change in control resulting therefrom, for purposes of the Plan.

     "Company" means FirstSpartan Financial Corp., a Delaware corporation, the holding company of the Association.

     "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an employee to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board of Directors must advise the Board that it is either not possible to determine if or when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said employees lifetime.

     "Effective Date" means the date the Plan is approved by the Board of Directors of the Association, or such other date as the Board shall designate in its resolution approving the Plan.

     "Employee" means any employee of the Association or another Employer who has completed at least one year of service with the Association; provided, however, that any Employee who is covered or hereinafter becomes covered by an employment agreement or change in control agreement with an Employer shall not be considered to be an Employee for purposes of this Plan.

     "Employer" means (i) the Association or (ii) a subsidiary of the Association or a parent company of the Association which has adopted the plan pursuant to Article VI hereof.

     "Expiration Date" means a date ten (10) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to
Section 8.1.

     "Just Cause" shall means termination because of Participant's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or other similar offenses) or any final cease-and desist order.

     "Payment" means the payment of severance compensation as provided in
Article IV hereof.

     "Participant" means an Employee who meets the eligibility requirements of
Article III.

     "Plan" means this First Federal Savings and Loan Association of Spartanburg Employee Severance Compensation Plan.

     2.2   Applicable Law
           --------------

     The laws of the State of South Carolina shall be controlling law in all matters relating to the Plan to the extent not preempted by Federal law.

     2.3   Severability
           ------------

     If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                                ARTICLE III
                                ELIGIBILITY

     3.1   Participation
           --------------

     The term "Participant" shall include all Employees of an Employer who have completed at least one (1) year of service with the Employer at the time of any termination pursuant to Section 4.2 herein. Notwithstanding the foregoing, persons who have entered into and continue to be covered by an individual employment contract or change in control agreement with an Employer shall not be entitled to participate in this Plan.

     3.2   Duration of Participation
           -------------------------

     A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an Employee of an Employer, unless such Participant is entitled to a Payment as provided in the Plan. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

                                ARTICLE IV
                                 PAYMENTS

     4.1   Right to Payment
           ----------------

     A Participant shall be entitled to receive from his or her Employer a Payment in the amount provided in Section 4.3 if a Change in Control occurs and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for the reasons specified in Section 4.2, Disability or for Just Cause.

     4.2   Reasons for Termination
           -----------------------

     Following a Change in Control, a Participant shall be entitled to a Payment in accordance with Section 4.3 if employment by an Employer is terminated, voluntary or involuntary, for any one or more of the following reasons:

           (a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

           (b) The Employer materially changes Participant's function, duties or responsibilities which would cause the Participant's position to be one of lesser responsibility, importance or scope with the Employer than immediately prior to the Change in Control.

           (c) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than thirty-five (35) miles from the location of the Participant's job or office immediately prior to the Change in Control provided that such new location is not closer to Participant's home.

           (d) The Employer materially reduces the benefits and perquisites available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction in benefits and perquisites generally provided to all Employees of the Association on a nondiscriminatory basis shall not trigger a Payment pursuant to this Plan.

           (e) A successor to the Employer fails or refuses to assume the Employer's obligations under this Plan, as required by Article VII.

           (f) The Employer, or any successor to the Employer, breaches any other provisions of this Plan.

           (g) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

     4.3   Amount of Payment
           -----------------

           (a) Each Participant who was a Vice President of the Association immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Association a lump sum cash payment equal to one and one-half (1/2) times the Participant's Annual Compensation.

           (b) Each Participant who was an Assistant Vice President of the Association immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Association a lump sum cash payment equal to one (1) times the Participant's Annual Compensation.

           (c) Each Participant who was an officer of the Association (other than a Vice President or an Assistant Vice President covered by Sections 4.3(a) and (b) of the Plan) immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Association a lump sum cash payment equal to the greater of (i) one half (1/2) of the Participant's Annual Compensation or (ii) the benefit payable to the Participant under the formula set forth in Section 4.3(d) of the Plan.

           (d) Each Participant (other than a Participant described in Sections 4.3(a)-(c) of the Plan) with at least three (3) years of service with the Employer and entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to one twenty-sixth (1/26) of Annual Compensation for each full year of service with the Employer up to a maximum of one hundred percent (100%) of Annual Compensation.

           (e) Each Participant (other than a Participant described in Sections 4.3(a)-(d) of this Plan) with less than three (3) years of service with the Employer and entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to one twenty-sixth (1/26) of the Participant's Annual Compensation.

           (f) The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

     4.4   Time of Payment
           ---------------

     The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than thirty (30) business days after the termination of the Participant's employment. If any Participant should die after termination of the employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's named beneficiary, if living, otherwise to the personal representative of behalf of or for the benefit of the Participant's estate.

     4.5   Suspension of Payment
           ---------------------

     Notwithstanding the foregoing, no payments or portions thereof shall be made under this Plan, if such payment or portion would result in the Association failing to meet its minimum regulatory capital requirements as required by 12 C.F.R. Section 567.2. Any payments or portions thereof not paid shall be suspended until such time as their payment would not result in a failure to meet the Association's minimum regulatory capital requirements. Any portion of benefit payments which have not been suspended will be paid on an equitable basis, pro rata based upon amounts due each Participant, among all eligible Participants.

                                 ARTICLE V
                  OTHER RIGHTS AND BENEFITS NOT AFFECTED

     5.1   Other Benefits
           --------------

     Neither the provisions of this Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an Employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

     5.2   Employment Status
           -----------------

     This Plan does not constitute a contract of employment or impose on the Participant's Employer any obligation to retain the Participant, to maintain the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                                ARTICLE VI
                          PARTICIPATING EMPLOYERS

     6.1 Upon approval by the Board of Directors of the Association, this Plan may be adopted by any subsidiary of the Association or by the Company. Upon such adoption, the subsidiary or the Company shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the Employees of that subsidiary or the Company. The term "subsidiary" means any corporation in which the Association, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

                                ARTICLE VII
                       SUCCESSOR TO THE ASSOCIATION

     7.1 The Association shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Association, expressly and unconditionally to assume and agree to perform the Association's obligations under this plan, in the same manner and to the same extent that the Association would be required to perform if no such succession or assignment had taken place.

                               ARTICLE VIII
                    DURATION, AMENDMENT AND TERMINATION

     8.1   Duration
           --------

     If a Change in Control has not occurred, this Plan shall expire as of the Expiration Date, unless sooner terminated as provided in Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of Directors of the Association.

     Notwithstanding the foregoing, if a Change in Control occurs this Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

     8.2   Amendment and Termination
           -------------------------

     The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of Directors of the Association, unless a Change in Control has previously occurred. If a Change in Control occurs, the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever.

     8.3   Form of Amendment
           -----------------

     The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Association, certifying that the amendment or termination has been approved by the Board of Directors. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

     8.4   No Attachment
           -------------

     (a) Except as required by law, no right to receive payments under this Plan shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect such action shall be null, void, and of no effect.

     (b) This Plan shall be binding upon, and inure to the benefit of, each Employee, the Employer and their respective successors and assigns.

                                ARTICLE IX
                          LEGAL FEES AND EXPENSES

     9.1 All reasonable legal fees and other expenses paid or incurred by a party hereto pursuant to any dispute or question of interpretation relating to this Plan shall be paid or reimbursed by the prevailing party in any legal judgment, arbitration or settlement.

                                 ARTICLE X
                            REQUIRED PROVISIONS

     10.1 The Association may terminate the Employee's employment at any time, but any termination by the Association, other than Termination for Cause, shall not prejudice Employee's right to compensation or other benefits under this Agreement if the Employee is otherwise entitled to a benefit. Employee shall not have the right to receive compensation or other benefits for any period after termination for Just Cause as defined in Section 2.1 hereinabove.

     10.2 If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Association's affairs by a notice served under Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1818(e)(3) or (g)(1), the Association's obligations under this Plan to such Employee shall be suspended as of the date of service, unless stated by appropriate proceedings. If the charges in the notice are dismissed, the Association may in its discretion (i) pay the Employee all or part of the compensation withheld while their contract obligations were suspended and (ii) reinstate (in whole or in part) any of the obligation which were suspended.

     10.3 If the Employee is removed and/or permanently prohibited from participating in the conduct of the Association's affairs by an order issued under Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1818(e)(4) or (g)(1), all obligations of the Association under this Plan to the Employee shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     10.4 If the Association is in default as defined in Section 3(x)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1818(x)(1), all obligations of the Association under this Plan shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

     10.5 All obligations of the Association under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the institution, (i) by the Director of the OTS (or his designee) or (ii) the Federal Deposit Insurance Corporation ("FDIC") at the time FDIC enters into an agreement to provide assistance to or on behalf of the Association under the authority contained in
Section 13(c) of the Federal Deposits Insurance Act, 12 U.S.C. Section 1823(c); or (ii) by the Director of the OTS (or his designee) at the time the Director (or his designee) approves a supervisory merger to resolve problems related to the operations of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     10.6 Any payments made to an Employee pursuant to this Plan or otherwise shall be conditioned upon compliance under 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

     Having been adopted by its Board of Directors on June 18, 1997, this Plan is executed by duly authorized officer of the Association this 18th day of June, 1997.

Attest

/s/ Robert L. Handell             /s/ Billy L. Painter
---------------------------       ------------------------------------
Secretary                         Billy L. Painter
                                  President and Chief Executive Officer

                            EXHIBIT (10)(h)

                    EMPLOYMENT STOCK OWNERSHIP PLAN

            FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG

                        EMPLOYEE STOCK OWNERSHIP PLAN

                       Effective as of January 1, 1997

            FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG

                         EMPLOYEE STOCK OWNERSHIP PLAN

                              TABLE OF CONTENTS

                                                                         Page

PREAMBLE..................................................................   1

                              ARTICLE I
                  DEFINITION OF TERMS AND CONSTRUCTION

1.1    Definitions........................................................   2
1.2    Plurals and Gender.................................................   7
1.3    Incorporation of Trust Agreement...................................   7
1.4    Headings...........................................................   7
1.5    Severability.......................................................   8
1.6    References to Governmental Regulations.............................   8

                              ARTICLE II
                             PARTICIPATION

2.1    Commencement of Participation.....................................    9
2.2    Termination of Participation......................................    9
2.3    Resumption of Participation.......................................    9
2.4    Determination of Eligibility......................................   10

                              ARTICLE III
                           CREDITED SERVICE

3.1    Service Counted for Eligibility Purposes..........................   11
3.2    Service Counted for Vesting Purposes..............................   11
3.3    Credit for Pre-Break Service......................................   11
3.4    Service Credit During Authorized Leaves...........................   11
3.5    Service Credit During Maternity or Paternity Leave................   12
3.6    Ineligible Employees..............................................   12

                              ARTICLE IV
                            CONTRIBUTIONS

4.1    Employee Stock Ownership Contributions............................   13
4.2    Time and Manner of Employee Stock Ownership Contributions.........   13

4.3    Records of Contributions...........................................  14
4.4    Erroneous Contributions............................................  14

                              ARTICLE V
                 ACCOUNTS, ALLOCATIONS AND INVESTMENTS

5.1    Establishment of Separate Participant Accounts.....................  15
5.2    Establishment of Suspense Account..................................  15
5.3    Allocation of Earnings, Losses and Expenses........................  16
5.4    Allocation of Forfeitures..........................................  16
5.5    Allocation of Annual Employee Stock Ownership Contributions........  16
5.6    Limitation on Annual Additions.....................................  17
5.7    Erroneous Allocations..............................................  20
5.8    Value of Participant's Interest in Fund............................  21
5.9    Investment of Account Balances.....................................  21

                              ARTICLE VI
           RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

6.1    Normal Retirement..................................................  22
6.2    Early Retirement...................................................  22
6.3    Disability Retirement..............................................  22
6.4    Death Benefits.....................................................  22
6.5    Designation of Death Beneficiary and Manner of Payment.............  23

                              ARTICLE VII
                        VESTING AND FORFEITURES

7.1    Vesting on Death, Disability, Retirement, Change in Control........  24
7.2    Vesting on Termination of Participation............................  24
7.3    Disposition of Forfeitures.........................................  25

                              ARTICLE VIII
                      EMPLOYEE STOCK OWNERSHIP RULES

8.1    Right to Demand Employer Securities................................  26
8.2    Voting Rights......................................................  26
8.3    Nondiscrimination in Employee Stock Ownership Contributions........  26
8.4    Dividends..........................................................  27
8.5    Exempt Loans.......................................................  27
8.6    Exempt Loan Payments...............................................  28
8.7    Put Option.........................................................  29
8.8    Diversification Requirements.......................................  30

8.9    Independent Appraiser.............................................. 30
8.10   Limitation on Allocation........................................... 30

                              ARTICLE IX
                      PAYMENTS AND DISTRIBUTIONS

9.1    Payments on Termination of Service -- In General................... 32
9.2    Commencement of Payments........................................... 32
9.3    Mandatory Commencement of Benefits................................. 32
9.4    Required Beginning Date............................................ 35
9.5    Form of Payment.................................................... 35
9.6    Payments Upon Termination of Plan.................................. 35
9.7    Distribution Pursuant to Qualified Domestic Relations Orders....... 36
9.8    Cash-Out Distributions............................................. 36
9.9    ESOP Distribution Rule............................................. 37
9.10   Withholding........................................................ 37
9.11   Waiver of 30-day Notice............................................ 38

                              ARTICLE X
                PROVISIONS RELATING TO TOP-HEAVY PLANS

10.1   Top-Heavy Rules to Control......................................... 39
10.2   Top-Heavy Plan Definitions......................................... 39
10.3   Calculation of Accrued Benefits.................................... 41
10.4   Determination of Top-Heavy Status.................................. 42
10.5   Determination of Super Top-Heavy Status............................ 43
10.6   Minimum Contribution............................................... 43
10.7   Maximum Benefit Limitation......................................... 44

                              ARTICLE XI
                            ADMINISTRATION

11.1   Appointment of Administrator....................................... 45
11.2   Resignation or Removal of Administrator............................ 45
11.3   Appointment of Successors: Terms of Office, Etc.................... 45
11.4   Powers and Duties of Administrator................................. 45
11.5   Action by Administrator............................................ 46
11.6   Participation by Administrators.................................... 47
11.7   Agents............................................................. 47
11.8   Allocation of Duties............................................... 47
11.9   Delegation of Duties............................................... 47
11.10  Administrator's Action Conclusive.................................. 47
11.11  Compensation and Expenses of Administrator......................... 47
11.12  Records and Reports................................................ 48

11.13  Reports of Fund Open to Participants............................... 48
11.14  Named Fiduciary.................................................... 48
11.15  Information from Employer.......................................... 48
11.16  Reservation of Rights by Employer.................................. 48
11.17  Liability and Indemnification...................................... 49
11.18  Service as Trustee and Administrator............................... 49

                              ARTICLE XII
                            CLAIMS PROCEDURE

12.1   Notice of Denial................................................... 50
12.2   Right to Reconsideration........................................... 50
12.3   Review of Documents................................................ 50
12.4   Decision by Administrator.......................................... 50
12.5   Notice by Administrator............................................ 50


                              ARTICLE XIII
                    AMENDMENTS, TERMINATION AND MERGER

13.1   Amendments......................................................... 51
13.2   Consolidation, Merger or Other Transactions of Employer ........... 51
13.3   Consolidation or Merger of Trust................................... 52
13.4   Bankruptcy or Insolvency of Employer............................... 52
13.5   Voluntary Termination.............................................. 53
13.6   Partial Termination of Plan or Permanent Discontinuance of
      Contributions...................................................... 53

                              ARTICLE XIV
                             MISCELLANEOUS

14.1   No Diversion of Funds.............................................. 54
14.2   Liability Limited.................................................. 54
14.3   Incapacity......................................................... 54
14.4   Spendthrift Clause................................................. 54
14.5   Benefits Limited to Fund........................................... 55
14.6   Cooperation of Parties............................................. 55
14.7   Payments Due Missing Persons....................................... 55
14.8   Governing Law...................................................... 55
14.9   Nonguarantee of Employment......................................... 55
14.10  Counsel............................................................ 56

         FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG

                      EMPLOYEE STOCK OWNERSHIP PLAN

                                PREAMBLE

        Effective as of January 1, 1997, First Federal Savings and Loan Association of Spartanburg (the "Sponsor"), a federally chartered stock savings association (the "Sponsor"), has adopted the First Federal Savings and Loan Association of Spartanburg Employee Stock Ownership Plan in order to enable Participants to share in the growth and prosperity of the Sponsor, and to provide Participants with an opportunity to accumulate capital for their future economic security by accumulating funds to provide retirement, death and disability benefits. The Plan is a stock bonus plan designed to meet the requirements of an employee stock ownership plan as described at Section 4975(e)(7) of the Code and Section 407(d)(6) of ERISA. The primary purpose of the employee stock ownership plan is to invest in employer securities. The Sponsor intends that the Plan will qualify under Sections 401(a) and 501(a) of the Code and will comply with the provisions of ERISA.

          The terms of this Plan shall apply only with respect to Employees of the Employer on and after January 1, 1997.

                              ARTICLE I

                   DEFINITION OF TERMS AND CONSTRUCTION

        1.1    Definitions.

        Unless a different meaning is plainly implied by the context, the following terms as used in this Plan shall have the following meanings:

        (a) "Act" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute.

        (b) "Administrator" shall mean the administrative committee provided for in Article XI.

        (c) "Annual Additions" shall mean, with respect to each Participant, the sum of those amounts allocated to the Participant's accounts under this Plan and under any other qualified defined contribution plan to which the Employer contributes for any Limitation Year, consisting of the following:

               (1) Employer contributions;

               (2) Forfeitures; and

               (3) Voluntary contributions (if any).

        (d) "Authorized Leave of Absence" shall mean an absence from Service with respect to which the Employee may or may not be entitled to Compensation and which meets any one of the following requirements:

               (1)    Service in any of the armed forces of the United States
                     for up to 36 months, provided that the Employee resumes
                    Service within 90 days after discharge, or such longer
                   period of time during which such Employee's employment
                  rights are protected by law; or

               (2)    Any other absence or leave expressly approved and
                     granted by the Employer which does not exceed 24 months,
                    provided that the Employee resumes Service at or before
                   the end of such approved leave period. In approving such
                  leaves of absence, the Employer shall treat all
                 Employees on a uniform and nondiscriminatory basis.

        (e) "Beneficiary" shall mean such persons as may be designated by the Participant to receive benefits after the death of the Participant, or such persons designated by the Administrator to receive benefits after the death of the Participant, all as provided in Section 6.5.

        (f) "Board of Directors" shall mean the Board of Directors of the Sponsor.

        (g) "Break" shall mean a Plan Year during which an Employee fails to complete more than 500 Hours of Service.

        (h) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

        (i) "Compensation" shall mean the amount of remuneration paid to an Employee by the Employer, after the date on which the Employee becomes a Participant, for services rendered to the Employer during a Plan Year, including base salary, bonuses, overtime and commissions, and any amount of compensation contributed pursuant to a salary reduction election under Code
Section 401(k) and any amount of compensation contributed to a cafeteria plan described at Section 125 of the Code, but excluding amounts paid by the Employer or accrued with respect to this Plan or any other qualified or non-qualified unfunded plan of deferred compensation or other employee welfare plan to which the Employer contributes, payments for group insurance, medical benefits, reimbursement for expenses, and other forms of extraordinary pay, and excluding amounts accrued for a prior year.

        Notwithstanding the foregoing, for purposes of complying with Code
Section 415, a Participant's contributions to a 401(k) Plan and cafeteria plan shall not be included in the Participant's compensation. Notwithstanding anything herein to the contrary, the annual Compensation of each Participant taken into account under the Plan for any Plan Year shall not exceed $150,000, as adjusted from time to time in accordance with Section 417 of the Code.

        (j) "Date of Hire" shall mean the date on which a person shall perform his first Hour of Service. Notwithstanding the foregoing, in the event a person incurs one or more consecutive Breaks after his initial Date of Hire which results in the forfeiture of his pre-Break Service pursuant to Section 3.3, his "Date of Hire" shall thereafter be the date on which he completes his first Hour of Service after such Break or Breaks.

        (k) "Disability" shall mean a physical or mental impairment which prohibits a Participant from engaging in any occupation for wages or profit and which has caused the Social Security Administration to classify the individual as "disabled" for purposes of Social Security.

        (l) "Disability Retirement Date" shall mean the first day of the month after which a Participant incurs a Disability.

        (m) "Early Retirement Date" shall mean the first day of the month coincident with or next following the date on which a Participant attains age 55 and completes seven Years of Service.

        (n) "Effective Date" shall mean January 1, 1997.

        (o) "Eligibility Period" shall mean the period of 12 consecutive months commencing on an Employee's Date of Hire. Succeeding eligibility computation periods after the initial eligibility computation period shall be based on Plan Years which include the first anniversary of an Employee's Date of Hire.

        (p) "Employee" shall mean any person employed by the Employer, including officers but excluding directors in their capacity as such; provided, however, that the term "Employee" shall not include leased employees, employees regularly employed outside the employer's own offices in connection with the operation and maintenance of buildings or other properties acquired through foreclosure or deed, and any employee included in a unit of employees covered by a collective-bargaining agreement with the Employer that does not expressly provide for participation of such employees in this Plan, where there has been good-faith bargaining between the Employer and employees' representatives on the subject of retirement benefits.

        (q) "Employer" shall mean First Federal Savings and Loan Association of Spartanburg, a federally chartered stock savings association, or any successors to the aforesaid by merger, consolidation or otherwise, which may agree to continue this Plan, or any affiliated or subsidiary corporation or business organization of any Employer which, with the consent of the Sponsor, shall agree to become a party to this Plan.

        (r) "Employer Securities" shall mean the common stock issued by FirstSpartan Financial Corp., a Delaware corporation, or any employer security within the meaning of Section 4975(c)(8) of the Code and Section 407(d)(1) of ERISA.

        (s) "Entry Date" shall mean each January 1 and July 1, so long as this Plan shall remain in effect.

        (t) "Exempt Loan" shall mean a loan described at Section 4975(d)(1) of the Code to the Trustee to purchase Employer Securities for the Plan, made or guaranteed by a disqualified person, as defined at Section 4975(e)(2) of the Code, including, but not limited to, a direct loan of cash, a purchase money transaction, an assumption of an obligation of the Trustee, an unsecured guarantee or the use of assets of such disqualified person as collateral for such a loan.

        (u) "Former Participant" shall mean any previous Participant whose participation has terminated but who has a vested interest in the Plan which has not been distributed in full.

        (v) "Fund" shall mean the Fund maintained by the Trustee pursuant to the Trust Agreement in order to provide for the payment of the benefits specified in the Plan.

        (w) "Hour of Service" shall mean each hour for which an Employee is directly or indirectly paid or entitled to payment by an Employer for the performance of duties or for reasons other than the performance of duties (such as vacation time, holidays, sickness, disability, paid lay-offs, jury duty and similar periods of paid nonworking time). To the extent not otherwise included, Hours of Service shall also include each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. Hours of working time shall be credited on the basis of actual hours worked, even though compensated at a premium rate for overtime or other reasons. In computing and crediting Hours of Service for an Employee under this Plan, the rules set forth in Sections 2530.200b-2(b) and (c) of the Department of Labor Regulations shall apply, said Sections being herein incorporated by reference. Hours of Service shall be credited to the Plan Year or other relevant period during which the services were performed or the nonworking time occurred, regardless of the time when Compensation therefor may be paid. Any Employee for whom no hourly employment records are kept by the Employer shall be credited with 45 Hours of Service for each calendar week in which he would have been credited with a least one Hour or Service under the foregoing provisions, if hourly records were available. Solely for purposes of determining whether a Break for participation and vesting purposes has occurred in an Eligibility Period or Plan Year, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. For purposes of this Section 1.1(w), an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this provision shall be credited
(1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in that period, or (2) in all other cases, in the following computation period.

        (x) "Investment Adjustments" shall mean the increases and/or decreases in the value of a Participant's accounts attributable to earnings, gains, losses and expenses of the Fund, as set forth in Section 5.3.

        (y) "Limitation Year" shall mean the Plan Year.

        (z) "Normal Retirement Date" shall mean the first day of the month coincident with or during which a Participant attains age 65.

        (aa) "Participant" shall mean an Employee who has met all of the eligibility requirements of the Plan and who is currently included in the Plan as provided in Article II hereof.

        (bb) "Plan" shall mean the First Federal Savings and Loan Association of Spartanburg Employee Stock Ownership Plan, as described herein or as hereafter amended from time to time.

        (cc) "Plan Year" shall mean any 12 consecutive month period commencing on January 1 and ending on December 31.

        (dd) "Qualified Domestic Relations Order" shall mean any judgment, decree or order (including approval of a property settlement agreement) that relates to the provision of child support, alimony, marital property rights to a spouse, former spouse, child or other dependent of the Participant (all such persons hereinafter termed "alternate payee") and is made pursuant to a State domestic relations law (including community property law) and, further, that creates or recognizes the existence of an alternate payee's right to, or assigns to an alternate payee the right to receive all or a portion of the benefits payable with respect to a Participant and that clearly specifies the following:

        (1) the name and last known mailing address (if available) of the Participant and the name and mailing address of each alternate payee to which the order relates;

        (2) the amount or percentage of the Participant's benefits to be paid to an alternate payee or the manner in which the amount is to be determined; and

        (3) the number of payments or period for which payments are required.

        A domestic relations order is not a Qualified Domestic Relations Order if it:

        (1) requires the Plan to provide any type or form of benefit or any option not otherwise provided under the Plan; or,

        (2)    requires the Plan to provide increased benefits; or

        (3) requires payment of benefits to an alternate payee that is required to be paid to another alternate payee under a previously existing Qualified Domestic Relations Order.

        (ee) "Retirement" shall mean termination of employment which qualifies as early, normal or Disability retirement as described in Article VI.

        (ff) "Service" shall mean employment with the Employer.

        (gg) "Sponsor" shall mean First Federal Savings and Loan Association of Spartanburg, a federally chartered stock savings association.

        (hh) "Trust Agreement" shall mean the agreement, the Sponsor and the Trustee (or any successor Trustee governing the administration of the Trust as it may be amended from time to time.

        (ii) "Trustee" shall mean the Trustee or Trustees by whom the assets of the Plan are held, as provided in the Trust Agreement, or his or their successors.

        (jj) "Valuation Date" shall mean the last day of each Plan Year. The Trustee may make additional valuations, at the instruction of the Administrator, but in no event may the Administrator request additional valuations by the Trustee more frequently than quarterly. Whenever such date falls on a Saturday, Sunday or holiday, the preceding business day shall be the Valuation Date.

        (kk) "Year of Service" shall mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service. Except as otherwise specified in Article III, in the determination of Years of Service for eligibility and vesting purposes under this Plan, the term "Year of Service" shall also mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service with an entity that is:

        (1) a member of a controlled group including the Employer, while it is a member of such controlled group (within the meaning of
                Section 414(b) of the Code);

        (2) in a group of trades or businesses under common control with the Employer, while it is under common control (within the meaning of Section 414(c) of the Code);

        (3) a member of an affiliated service group including the Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code); or

        (4)    a leasing organization, under the circumstances described in
               Section 414(n) of the Code.

        1.2    Plurals and Gender.

        Where appearing in the Plan and the Trust Agreement, the masculine gender shall include the feminine and neuter genders, and the singular shall include the plural, and vice versa, unless the context clearly indicates a different meaning.

        1.3    Incorporation of Trust Agreement.

        The Trust Agreement, as the same may be amended from time to time, is intended to be and hereby is incorporated by reference into this Plan and for all purposes shall be deemed a part of the Plan.

        1.4    Headings.

        The headings and sub-headings in this Plan are inserted for the convenience of reference only and are to be ignored in any construction of the provisions hereof.

        1.5    Severability.

        In case any provision of this Plan shall be held illegal or void, such illegality or invalidity shall not affect the remaining provisions of this Plan, but shall be fully severable, and the Plan shall be construed and enforced as if said illegal or invalid provisions had never been inserted herein.

        1.6    References to Governmental Regulations.

        References in this Plan to regulations issued by the Internal Revenue Service, the Department of Labor, or other governmental agencies shall include all regulations, rulings, procedures, releases and other position statements issued by any such agency.

                              ARTICLE II

                             PARTICIPATION

        2.1    Commencement of Participation.

        (a) Any Employee who completes at least 1,000 Hours of Service during his Eligibility Period or during any Plan Year beginning after his Date of Hire shall initially become a Participant on the Entry Date coincident with or next following the later of the following dates, provided he is employed by the Employer on that Entry Date:

        (1)    The date which is 12 months after his Date of Hire; and

        (2)    The date on which he attains age 21.

        (b) Any Employee who had satisfied the requirements set forth in
Section 2.1(a) during the 12-month period prior to the Effective Date shall become a Participant on the Effective Date, provided he is still employed by the Employer on the Effective Date.

        2.2    Termination of Participation.

        After commencement or resumption of his participation, an Employee shall remain a Participant during each consecutive Plan Year thereafter until the earliest of the following dates:

        (a) His actual Retirement date;

        (b) His date of death; or

        (c) The last day of a Plan Year during which he incurs a Break.

        2.3    Resumption of Participation

        (a) Any Participant whose employment terminates and who resumes Service before he incurs a Break shall resume participation immediately on the date he is reemployed.

        (b) Except as otherwise provided in Section 2.3(c), any Participant who incurs one or more Breaks and resumes Service shall resume participation retroactively as of the first day of the first Plan Year in which he completes a Year of Service after such Break(s).

        (c) Any Participant who incurs one or more Breaks and resumes Service, but whose pre-Break Service is not reinstated to his credit pursuant to Section 3.3, shall be treated as a new Employee and shall again be required to satisfy the eligibility requirements contained in Section 2.1 before resuming participation on the appropriate Entry Date, as specified in Section 2.1.

        2.4    Determination of Eligibility.

        The Administrator shall determine the eligibility of Employees in accordance with the provisions of this Article. For each Plan Year, the Employer shall furnish the Administrator a list of all Employees, indicating the original date of their reemployment with the Employer and any Breaks they may have incurred.

                               ARTICLE III

                             CREDITED SERVICE

        3.1    Service Counted for Eligibility Purposes.

        Except as provided in Section 3.3, all Years of Service completed by an Employee shall be counted in determining his eligibility to become a Participant on and after the Effective Date, whether such Service was completed before or after the Effective Date.

        3.2    Service Counted for Vesting Purposes.

        All Years of Service completed by an Employee (including Years of Service completed prior to the Effective Date) shall be counted in determining his vested interest in this Plan, except the following:

        (a) Service which is disregarded under the provisions of Section 3.3;
and

        (b) Service prior to the Effective Date of this Plan if such Service would have been disregarded under the "break in service" rules (within the meaning of Section 1.411(a)-5(b)(6) of the Treasury Regulations).

        3.3    Credit for Pre-Break Service.

        Upon his resumption of participation following one or a series of consecutive Breaks, an Employee's pre-Break Service shall be reinstated to his credit for all purposes of this Plan only if either:

        (a) He was vested in any portion of his accrued benefit at the time the Break(s) began; or

        (b) The number of his consecutive Breaks does not equal or exceed the greater of five or the number of his Years of Service credited to him before the Breaks began.

        Except as provided in the foregoing, none of an Employee's Service prior to one or a series of consecutive Breaks shall be counted for any purpose in connection with his participation in this Plan thereafter.

        3.4    Service Credit During Authorized Leaves.

        An Employee shall receive no Service credit under Section 3.1 or 3.2 during any Authorized Leave of Absence. However, solely for the purpose of determining whether he has incurred a Break during any Plan Year in which he is absent from Service for one or more Authorized Leaves of Absence, he shall be credited with 45 Hours of Service for each week during any such leave period. Notwithstanding the foregoing, if an Employee fails to return to Service on or before the end of a leave period, he shall be deemed to have terminated Service as of the first day of such leave period and his credit for Hours of Service, determined under this Section 3.4, shall be revoked. Notwithstanding anything contained herein to the contrary, an Employee who is absent by reason of military service as set forth in Section 1.1(d)(1) shall be given Service credit under this Plan for such military leave period to the extent, and for all purposes, required by law.

        3.5    Service Credit During Maternity or Paternity Leave.

        For purposes of determining whether a Break has occurred for participation and vesting purposes, an individual who is on maternity or paternity leave as described in Section 1.1(w), shall be deemed to have completed Hours of Service during such period of absence, all in accordance with Section 1.1(w). Notwithstanding the foregoing, no credit shall be given for such Hours of Service unless the individual furnishes to the Administrator such timely information as the Administrator may reasonably require to determine:

        (a) that the absence from Service was attributable to one of the maternity or paternity reasons enumerated in Section 1.1(w); and

        (b) the number of days for which such absence lasted.

        In no event, however, shall any credit be given for such leave other than for determining whether a Break has occurred.

        3.6    Ineligible Employees.

        Notwithstanding any provisions of this Plan to the contrary, any person who is employed by the Employer, but who is ineligible to participate in this Plan, either because of his failure:

        (a) To meet the eligibility requirements contained in Article II; or

        (b) To be an Employee, as defined in Section 1.1(p), shall, nevertheless, earn Years of Service for eligibility and vesting purposes pursuant to the rules contained in this Article III. However, such a person shall not be entitled to receive any contributions hereunder unless and until he becomes a Participant in this Plan, and then, only during his period of participation.

                              ARTICLE IV

                            CONTRIBUTIONS

        4.1    Employee Stock Ownership Contributions.

        (a) Subject to all of the provisions of this Article IV, for each Plan Year commencing on or after the Effective Date, the Employer shall make an Employee Stock Ownership contribution to the Fund, in such amount as may be determined by the Board of Directors in its discretion. Such contribution shall be in the form of cash or Employer Securities. In determining the value of Employer Securities transferred to the Fund as an Employee Stock Ownership contribution, the Administrator may determine the average of closing prices of such securities for a period of up to 90 consecutive days immediately preceding the date on which the securities are contributed to the Fund. In the event that the Employer Securities are not readily tradable on an established securities market, the value of the Employer Securities transferred to the Fund shall be determined by an independent appraiser in accordance with Section 8.9.

        (b) In no event shall such contribution by the Employer exceed for any Plan Year the maximum amount that may be deducted by the Employer under Section 404 of the Code, nor shall such contribution cause the Employer to violate its regulatory capital requirements. Each Employee Stock Ownership contribution by the Employer shall be deemed to be made on the express condition that the Plan, as then in effect, shall be qualified under Sections 401 and 501 of the Code and that the amount of such contribution shall be deductible from the Employer's income under Section 404 of the Code.

        4.2    Time and Manner of Employee Stock Ownership Contributions.

        (a) The Employee Stock Ownership contribution (if any) for each Plan Year shall be paid to the Trustee in one lump sum or installments at any time on or before the expiration of the time prescribed by law (including any extensions) for filing of the Employer's federal income tax return for its fiscal year ending concurrent with or during such Plan Year. Any portion of the Employee Stock Ownership contribution for each Plan Year that may be made prior to the last day of the Plan Year shall be maintained by the Trustee in the Employee Stock Ownership suspense account described in Section 5.2 until the last day of such Plan Year.

        (b) If an Employee Stock Ownership contribution for a Plan Year is paid after the close of the Employer's fiscal year which ends concurrent with or during such Plan Year but on or prior to the due date (including any extensions) for filing of the Employer's federal income tax return for such fiscal year, it shall be considered, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year for which it was computed and accrued, unless such contribution is accompanied by a statement to the Trustee, signed by a representative of the Employer, which specifies that the Employee Stock Ownership contribution is made with respect to the Plan Year in which it is received by the Trustee. Any Employee Stock Ownership contribution paid by the Employer during any Plan Year but after the due date (including any extensions) for filing of its federal income tax return for the fiscal year of the Employer ending on or before the last day of the preceding Plan Year shall be treated, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year in which the contribution is paid to the Trustee.

        (c) Notwithstanding anything contained herein to the contrary, no Employee Stock Ownership contribution shall be made for any year during which a "limitations account" created pursuant to Section 5.6(c)(2) is in existence until the balance of such limitations account has been reallocated in accordance with Section 5.6(c)(2).

        4.3    Records of Contributions.

        The Employer shall deliver at least annually to the Trustee, with respect to the contributions contemplated in Section 4.1, a certificate of the Administrator, in such form as the Trustee shall approve, setting forth:

        (a) The aggregate amount of contributions, if any, to the Fund for such Plan Year;

        (b) The names, Internal Revenue Service identifying numbers and current residential addresses of all Participants in the Plan;

        (c) The amount and category of contributions to be allocated to each such Participant; and

        (d) Any other information reasonably required for the proper operation of the Plan.

        4.4    Erroneous Contributions.

        (a) Notwithstanding anything herein to the contrary, upon the Employer's request, a contribution which was made by a mistake of fact, or conditioned upon the initial qualification of the Plan, under Code Section 401, or upon the deductibility of the contribution under Section 404 of the Code, shall be returned to the Employer by the Trustee within one year after the payment of the contribution, the denial of the qualification or the disallowance of the deduction (to the extent disallowed), whichever is applicable; provided, however, that in the case of denial of the initial qualification of the Plan, a contribution shall not be returned unless an Application for Determination has been timely filed with the Internal Revenue Service. Any portion of a contribution returned pursuant to this Section 4.4 shall be adjusted to reflect its proportionate share of the losses of the fund, but shall not be adjusted to reflect any earnings or gains. Notwithstanding any provisions of this Plan to the contrary, the right or claim of any Participant or Beneficiary to any asset of the Fund or any benefit under this Plan shall be subject to and limited by this Section 4.4.

        (b) In no event shall voluntary Employee contributions be accepted. Any such voluntary Employee contributions (and any earnings attributable thereto) mistakenly received by the Trustee shall promptly be returned to the Participant.

                             ARTICLE V

                ACCOUNTS, ALLOCATIONS AND INVESTMENTS

        5.1    Establishment of Separate Participant Accounts.

        The Administrator shall establish and maintain separate individual accounts for Participants in the Plan and for each Former Participant in accordance with the provisions of this Article V. Such separate accounts shall be for accounting purposes only and shall not require a segregation of the Fund, and no Participant, Former Participant or Beneficiary shall acquire any right to or interest in any specific assets of the Fund as a result of the allocations provided for under this Plan, except where segregation is expressly provided for in this Plan.

        (a) Employee Stock Ownership Accounts.

        The Administrator shall establish a separate Employee Stock Ownership Account in the Fund for each Participant. The account shall be credited as of the last day of each Plan Year with the amounts allocated to the Participant under Sections 5.4 and 5.5. The Administrator may establish subaccounts hereunder, including an Employer Stock Account reflecting a Participant's interest in Employer Securities held by the Trust and an Other Investments Account reflecting the Participant's interest in his Employee Stock Ownership Account other than Employer Securities.

        (b) Distribution Accounts.

        In any case where distribution of a terminated Participant's vested interest in the Plan is to be deferred, the Administrator shall establish a separate, nonforfeitable account in the Fund to which the balance in his Employee Stock Ownership Account in the Plan shall be transferred after such Participant incurs a Break. Unless the Former Participant's distribution accounts are segregated for investment purposes pursuant to section 9.4, they shall share in Investment Adjustments.

        (c) Other Accounts.

        The Administrator shall establish such other separate accounts for each Participant as may be necessary or desirable for the convenient administration of the Fund.

        5.2    Establishment of Suspense Accounts.

        The Administrator shall establish separate accounts to be known as "suspense accounts." There shall be credited to such appropriate suspense accounts any Employee Stock Ownership contributions that may be made prior to the last day of the Plan Year, as provided in Section 4.2. The suspense accounts shall share proportionately as to time and amount in any Investment Adjustments. As of the last day of each Plan Year, the balance of the Employee Stock

Ownership suspense account shall be added to the Employee Stock Ownership contribution and allocated to the Employee Stock Ownership Accounts of Participants as provided in Section 5.5, except as provided herein. In the event that the Plan takes an Exempt Loan, the Employer Securities purchased thereby shall be allocated to a separate Exempt Loan Suspense Account, from which allocations shall be made in accordance with Section 8.5.

        5.3    Allocation of Earnings, Losses and Expenses.

        As of each Valuation Date, any increase or decrease in the net worth of the aggregate Employee Stock Ownership Accounts held in the Fund attributable to earnings, losses, expenses and unrealized appreciation or depreciation in each such aggregate Account, as determined by the Trustee pursuant to the Trust Agreement, shall be credited to or deducted from the appropriate suspense accounts and all Participants' Employee Stock Ownership Accounts (except segregated distribution accounts described in Section 5.1(b) and the "limitations account" described in Section 5.6(c)(4)) in the proportion that the value of each such Account (determined immediately prior to such allocation and before crediting any Employee Stock Ownership contributions and forfeitures for the current Plan Year but after adjustment for any transfer to or from such Accounts and for the time such funds were in such Accounts) bears to the value of all Employee Stock Ownership Accounts.

        5.4    Allocation of Forfeitures.

        As of the last day of each Plan Year, all forfeitures attributable to the Employee Stock Ownership Accounts which are then available for reallocation shall be, as appropriate, added to the Employee Stock Ownership contribution (if any) for such year and allocated among the Participants' Employee Stock Ownership Accounts, as appropriate, in the manner provided in Sections 5.5 and 5.6.

        5.5    Allocation of Annual Employee Stock Ownership Contributions.

        As of the last day of each Plan Year for which the Employer shall make an Employee Stock Ownership contribution, the Administrator shall allocate the Employee Stock Ownership contribution (including reallocable forfeitures) for such Plan Year to the Employee Stock Ownership account of each Participant who completed at least 1,000 Hours of Service during that Plan Year, provided that he is still employed by the Employer on the last day of the Plan Year. Such allocation shall be made in the same proportion that each such Participant's Compensation for such Plan Year bears to the total Compensation of all such Participants for such Plan Year, subject to Section 5.6; provided, however, that, for purposes of this Section 5.5, a Participant's Compensation shall not be considered for any part of a Plan Year prior to the date the Participant commenced participation in the Plan. Notwithstanding the foregoing, if a Participant attains his Normal Retirement Date and terminates Service prior to the last day of the Plan Year but after completing 1,000 Hours of Service, or terminates service by reason of death or Disability, he shall be entitled to an allocation based on his Compensation earned prior to his termination and during the Plan Year. Furthermore, if a Participant completes 1,000 Hours of Service and is on a Leave of Absence on the last day of the Plan Year because of pregnancy or other medical reason, such a Participant shall be entitled to an allocation based on his Compensation earned during such Plan Year.

        5.6    Limitation on Annual Additions.

        (a) Notwithstanding any provisions of this Plan to the contrary, the total Annual Additions credited to a Participant's accounts under this Plan (and under any other defined contribution plan to which the Employer contributes) for any Limitation Year shall not exceed the lesser of:

        (1)    25% of the Participant's compensation for such Limitation Year;
               or

        (2) $30,000 (or, if greater, one-fourth of the defined benefit dollar limitation set forth in Section 415(b)(1)(A) of the
               Code). Whenever otherwise allowed by law, the maximum amount of $30,000 shall be automatically adjusted annually for cost-of-living increases in accordance with Section 415(d) of the Code and the highest such increase effective at any time during the Limitation Year shall be effective for the entire Limitation Year, without any amendment to this Plan.

        (b) Solely for the purpose of this Section 5.6, the term "compensation" is defined as wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as described in Treas. Regs. Section 1.62-2(c)), and excluding the following:

        (1) Employer contributions to a plan of deferred compensation which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

        (2) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

        (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

        (4) Other amounts which received special tax benefits, or contributions made by the employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

        (c) In the event that the limitations on Annual Additions described in this Section 5.6(a) above are exceeded with respect to any Participant in any Limitation Year, then the contributions allocable to the Participant for such year shall be reduced to the minimum extent required by such limitations in the following order of priority:

        (1) If any further reductions in Annual Additions are necessary, then the Employee Stock Ownership contributions and forfeitures allocated during such Limitation Year to the Participant's Employee Stock Ownership Account shall be reduced. The amount of any such reductions in the Employee Stock Ownership contributions and forfeitures shall be reallocated to all other Participants in the same manner as set forth under Sections 5.4 and 5.5.

        (2) Any amounts which cannot be reallocated to other Participants in a current Limitation Year in accordance with Section 5.6(c)(1) above because of the limitations contained in Sections 5.6(a) and (d) shall be credited to an account designated as the "limitations account" and carried forward to the next and subsequent Limitation Years until it can be reallocated to all Participants as set forth in Sections 5.4, and 5.5, as appropriate. No Investment Adjustments shall be allocated to this limitations account. In the next and subsequent Limitation Years, all amounts in the limitations account must be allocated in the manner described in Sections
               5.4 and 5.5, as appropriate, before any Employee Stock Ownership contributions may be made to this Plan for that Limitation Year.

        (3) The Administrator shall determine to what extent the Annual Additions to any Participant's Employee Stock Ownership Account must be reduced in each Limitation Year. The Administrator shall reduce the Annual Additions to all other tax-qualified retirement plans maintained by the Employer in accordance with the terms contained therein for required reductions or reallocations mandated by Section 415 of the Code before reducing any Annual Additions in this Plan.

        (4) In the event this Plan is voluntarily terminated by the Employer under Section 13.5, any amounts credited to the limitations account described in Section 5.6(c)(2) above which have not be reallocated as set forth herein shall be distributed to the Participants who are still employed by the

               Employer on the date of termination, in the proportion that each Participant's Compensation bears to the Compensation of all Participants.

        (d) The Annual Additions credited to a Participant's accounts for each Limitation Year are further limited so that in the case of an Employee who is a Participant in both this Plan and any qualified defined benefit plan (hereinafter referred to as a "pension plan") of the Employer, the sum of (1) and (2) below will not exceed 1.0:

        (1) (A) The projected annual normal retirement benefit of a Participant under the pension plan, divided by

               (B) The lesser of:

                      (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year; or

                      (ii) The product of 1.4 multiplied by the amount of compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year; plus

        (2) (A) The sum of Annual Additions credited to the Participant under this Plan for all Limitation Years, divided by:

               (B) The sum of the lesser of the following amounts determined for such Limitation Year and for each prior year of service with the Employer:

                      (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

                      (ii)   The product of 1.4 multiplied by  the
                             amount of compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year.
                             The Administrator may, in calculating the defined contribution plan fraction described in Section 5.6(d)(2), elect to use the transitional rule pursuant to

                             Section 415(e)(6) of the Code, if applicable. If the sum of the fractions produced above will exceed 1.0, even after the use of the "fresh start" rule contained in Section 235 of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), if applicable, then the same provisions as stated in Section 5.6(c) above shall apply. If, even after the reductions provided for in Section 5.6(c), the sum of the fractions still exceed 1.0, then the benefits of the Participant provided under the pension plan shall be reduced to the extent necessary, in accordance with Treasury Regulations issued under the Code. Solely for the purposes of this Section 5.6(d), the term "years of service" shall mean all years of service defined by Treasury Regulations issued under Section 415 of the Code.

        (e) In the event that the Employer is a member of (1) a controlled group of corporations or a group of trades or businesses under common control (as described in Section 414(b) or (c) of the Code, as modified by Section 415(h) thereof), or (2) an affiliated service group (as described in Section 414(m) of the Code), the Annual Additions credited to any Participant's accounts in any such Limitation Year shall be further limited by reason of the existence of all other qualified retirement plans maintained by such affiliated corporations, other entities under common control or other members of the affiliated service group, to the extent such reduction is required by Section 415 of the Code and the regulations promulgated thereunder. The Administrator shall determine if any such reduction in the Annual Additions to a Participant's accounts is required for this reason, and if so, the same provisions as stated in 5.6(c) and (d) above shall apply.

        (f) Annual Additions shall not include any Employer contributions which are used by the Trust to pay interest on an Exempt Loan nor any forfeitures of Employer Securities purchased with the proceeds of an Exempt Loan, provided that not more than one-third of the Employer contributions are allocated to Participants who are among the group of employees deemed "highly compensated employees" within the meaning of Code Section 414(q).

        5.7    Erroneous Allocations.

        No Participant shall be entitled to any Annual Additions or other allocations to his accounts in excess of those permitted under Sections 5.3, 5.4, 5.5, and 5.6. If it is determined at anytime that the Administrator and/or Trustees have erred in accepting and allocating any contributions or forfeitures under this Plan, or in allocating Investment Adjustments, or in excluding or including any person as a Participant, then the Administrator, in a uniform and nondiscriminatory manner, shall determine the manner in which such error shall be corrected and shall promptly advise the Trustee in writing of such error and of the method for correcting such error. The accounts of any or all Participants may be revised, if necessary, in order to correct such error.

        5.8    Value of Participant's Interest in Fund

        At any time, the value of a Participant's interest in the Fund shall consist of the aggregate value of his Employee Stock Ownership Account and his distribution account, if any, determined as of the next-preceding Valuation Date. The Administrator shall maintain adequate records of the cost basis of Employer Securities allocated to each Participant's Employer Stock Ownership Account.

        5.9    Investment of Account Balances.

        The Employee Stock Ownership Accounts shall be invested primarily in Employer Securities. All sales of Employer Securities by the Trustee attributable to the Employee Stock Ownership Accounts of all Participants shall be charged pro rata to the Employee Stock Ownership Accounts of all Participants.

                              ARTICLE VI

             RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

        6.1    Normal Retirement.

        A Participant who reaches his Normal Retirement Date and who shall retire at that time shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of
Section 9.1. A Participant who remains in Service after his Normal Retirement Date shall not be entitled to any retirement benefits until his actual termination of Service thereafter (except as provided in Section 9.3(g)) and he shall meanwhile continue to participate in this Plan.

        6.2    Early Retirement.

        A Participant who reaches his Early Retirement Date may retire at such time (or, at his election, as of the first day of any month thereafter prior to his Normal Retirement Date) and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

        6.3    Disability Retirement.

        In the event a Participant incurs a Disability, he may retire on his Disability Retirement Date and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

        6.4    Death Benefits.

        (a) Upon the death of a Participant before his Retirement or other termination of Service, the value of his interest in the Fund shall be payable pursuant to the provisions of Section 9.1. The Administrator shall direct the Trustee to distribute his interest in the Fund to any surviving Beneficiary designated by the Participant or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

        (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee to distribute any undistributed balance of his interest in the Fund to any surviving Beneficiary designated by him or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

        (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive the interest in the Fund of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

        6.5    Designation of Death Beneficiary and Manner of Payment.

        (a) Each Participant shall have the right to designate a Beneficiary or Beneficiaries to receive the sum or sums to which he may be entitled upon his death. The Participant may also designate the manner in which any death benefits under this Plan shall be payable to his Beneficiary, provided that such designation is in accordance with Section 9.4. Such designation of Beneficiary and manner of payment shall be in writing and delivered to the Administrator, and shall be effective when received by the Administrator. The Participant shall have the right to change such designation by notice in writing to the Administrator. Such change of Beneficiary or the manner of payment shall become effective upon its receipt by the Administrator. Any such change shall be deemed to revoke all prior designations.

        (b) If a Participant shall fail to designate validly a Beneficiary or if no designated Beneficiary survives the Participant, his interest in the Fund shall be paid to the person or persons in the first of the following classes of successive preference Beneficiaries surviving at the death of the Participant: the Participant's (1) widow or widower, (2) children, (3) parents, and (4) estate. The Administrator shall decide what Beneficiaries, if any, shall have been validly designated, and its decision shall be binding and conclusive on all persons.

        (c) Notwithstanding the foregoing, if a Participant has been married throughout the 12 month period preceding the date of his death, the sum or sums to which he may be entitled under this Plan upon his death shall be paid to his spouse, unless the Participant's spouse shall have consented to the election of another Beneficiary. Such a spousal consent shall be in writing and shall be witnessed either by a representative of the Plan or a notary public. If it is established to the satisfaction of the Administrator that such spousal consent cannot be obtained because there is no spouse, because the spouse cannot be located, or other reasons prescribed by governmental regulations, the consent of the spouse may be waived, and the Participant may designate a Beneficiary or Beneficiaries other than his spouse.

                              ARTICLE VII

                        VESTING AND FORFEITURES

        7.1    Vesting on Death, Disability, Retirement and Change in Control.

        Unless his participation in this Plan shall have terminated prior thereto, upon a Participant's death, Disability, Early Retirement, or upon his attainment of Normal Retirement Date (whether or not he actually retires at that time) while he is still employed by the Employer, the Participant's entire interest in the Fund shall be fully vested and nonforfeitable. In addition, a Participant's interest shall be fully vested and nonforfeitable upon a Change in Control. For purposes of this Plan, a "Change in Control" shall mean an event deemed to occur if and when (1) an offeror other than the FirstSpartan Financial Corp. purchases shares of the stock of FirstSpartan Financial Corp. or the Sponsor pursuant to a tender or exchange offer for such shares, (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of FirstSpartan Financial Corp. or the Sponsor representing 25% or more of the combined voting power of FirstSpartan Financial Corp.'s or the Sponsor's then outstanding securities, (3) the membership of the board of directors of FirstSpartan Financial Corp. or the Sponsor changes as the result of a contested election, such that individuals who were directors at the beginning of any 24 month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (4) shareholders of FirstSpartan Financial Corp. or the Sponsor approve a merger, consolidation, sale or disposition of all or substantially all of FirstSpartan Financial Corp.'s or the Sponsor's assets, or a plan of partial or complete liquidation.

        7.2    Vesting on Termination of Participation.

        Upon termination of his participation in this Plan for any reason other than death, Disability, or Normal Retirement, a Participant shall be vested in a percentage of his Employee Stock Ownership Account, such vested percentages to be determined under the following table, based on the Years of Service (including Years of Service prior to the Effective Date) credited to him for vesting purposes at the time of his termination of participation:

               Years of Service Completed                 Percentage Vested

                        Less than 1                                 0%
                             1                                     20%
                             2                                     40%
                             3                                     60%
                             4                                     80%
                         5 or more                                100%

        Any portion of the Participant's Employee Stock Ownership Account which is not vested at the time he incurs a Break shall thereupon be forfeited and disposed of pursuant to Section 7.3. Distribution of the vested portion of a terminated Participant's interest in the Plan may be authorized by the Administrator in any manner permitted under Section 9.1.

        7.3    Disposition of Forfeitures.

        (a) In the event a Participant incurs a Break and subsequently resumes both his Service and his participation in the Plan prior to incurring at least five Breaks, the forfeitable portion of his Employee Stock Ownership Account shall be reinstated to the credit of the Participant as of the date he resumes participation.

        (b) In the event a Participant terminates Service and subsequently incurs a Break and receives a distribution, or in the event a Participant does not terminate Service, but incurs at least five Breaks, or in the event that a Participant terminates Service and incurs at least five Breaks but has not received a distribution, then the forfeitable portion of his Employer Account, including Investment Adjustments, shall be reallocated to other Participants, pursuant to Section 5.4 as of the date the Participant incurs such Break or Breaks, as the case may be.

        (c) In the event a former Participant who had received a distribution from the Plan is rehired, he shall repay the amount of his distribution before the earlier of five years after the date of his rehire by the Employer, or the close of the first period of five consecutive Breaks commencing after the withdrawal in order for any forfeited amounts to be restored to him.

                            ARTICLE VIII

                 EMPLOYEE STOCK OWNERSHIP PROVISIONS

        8.1    Right to Demand Employer Securities.

        A Participant entitled to a distribution from his Employee Stock Ownership Account shall be entitled to demand that his interest in the Account be distributed to him in the form of Employer Securities, all subject to
Section 9.9. In the event that the Employer Securities are not readily tradable on an established market, the Participant shall be entitled to require that the Employer repurchase the Employer Securities under a fair valuation formula, as provided by governmental regulations. The Participant or Beneficiary shall be entitled to exercise the put option described in the preceding sentence for a period of not more than 60 days following the date of distribution of Employer Securities to him. If the put option is not exercised within such 60-day period, the Participant or Beneficiary may exercise the put option during an additional period of not more than 60 days after the beginning of the first day of the first Plan Year following the Plan Year in which the first put option period occurred, all as provided in regulations promulgated by the Secretary of the Treasury

        8.2    Voting Rights.

        Each Participant with an Employee Stock Ownership Account shall be entitled to direct the Trustee as to the manner in which the Employer Securities in such Account are to be voted. Employer Securities held in the Employee Stock Ownership Suspense Account or the Exempt Loan Suspense Account shall be voted by the Trustee on each issue with respect to which shareholders are entitled to vote in the manner directed by the majority of the Participants who directed the Trustee as to the manner of voting their shares in the Employee Stock Ownership Accounts with respect to such issue. Prior to the initial allocation of shares, the Trustee shall be entitled to vote the shares in the Suspense Account without prior direction from the Participants or the Administrator. In the event that a Participant fails to give timely voting instructions to the Trustee with respect to the voting of his allocated Employer Securities, the Trustee shall be entitled to vote such shares in its discretion.

        8.3    Nondiscrimination in Employee Stock Ownership Contributions.

        In the event that the amount of the Employee Stock Ownership contributions that would be required in any Plan Year to make the scheduled payments on an Exempt Loan would exceed the amount that would otherwise be deductible by the Employer for such Plan Year under Code Section 404, then no more than one-third of the Employee Stock Ownership contributions for the Plan Year, which is also the Employer's taxable year, shall be allocated to the group of Employees who during the Plan Year or the preceding Plan Year:

        (a) During the Plan Year or the preceding Plan Year was at any time a 5% owner of the Employer; or

        (b) During the preceding Plan Year, received compensation from the Employer in excess of $80,000, as adjusted under Code Section 414(q) and, if elected by the Employer, was in the top paid group of Employees for such Plan Year.

        8.4    Dividends.

        Any cash dividends or other cash contributions received by the Trustee of Employer Securities allocated to the Employee Stock Account of Participants shall be credited to the applicable Participants' Ownership Accounts unless the Sponsor, in its sole discretion, elects to pay the cash dividends directly to the applicable Participants or directs the Trustee to pay the cash dividends tot he Participants (or, if applicable, their Beneficiaries) within 90 calendar days of the close of the Plan Year in which the cash dividend were paid to the Fund. Notwithstanding anything contained in this Section to the contrary, the Sponsor may direct cash dividends, including dividends on non-allocated shares, be applied to repay an Exempt Loan, but only to the extent shares of Employer Securities with an aggregate fair market value equal to the amount of dividends so applied are allocated to the Employee Stock Ownership Account of the applicable Participants and to the extent the cash dividends are deductible under Section 404(k) of the Code. To the extent cash dividends on allocated shares are applied to repay an Exempt Loan, shares released from encumbrance the value equal to the amount of the dividends which, but for the repayment of the Exempt Loan, would have been allocated to Participants' Employee Stock Ownership Accounts shall be allocated to the Employee Stock Ownership Accounts of the affected Participants, and the remaining shares to be allocated shall be allocated among the Participants in accordance with Section 5.5. Dividends on Employer Securities obtained pursuant to an Exempt Loan and not yet allocated may be used to make payments on an Exempt Loan, as described in Section 8.5.

        8.5    Exempt Loans.

        (a) The Sponsor may direct the Trustee to obtain Exempt Loans. The Exempt Loan may take the form of (i) a loan from a bank or other commercial lender to purchase Employer Securities (ii) a loan from the Employer or affiliated corporation, to the Plan; or (iii) an installment sale of Employer Securities to the Plan. The proceeds of any such Exempt Loan shall be used, within a reasonable time after the Exempt Loan is obtained, only to purchase Employer Securities, repay the Exempt Loan, or repay any prior Exempt Loan. Any such Exempt Loan shall provide for no more than a reasonable rate of interest and shall be without recourse against the Plan. The number of years to maturity under the Exempt Loan must be definitely ascertainable at all times. The only assets of the Plan that may be given as collateral for an Exempt Loan are Employer Securities acquired with the proceeds of the Exempt Loan and Employer Securities that were used as collateral for a prior Exempt Loan repaid with the proceeds of the current Exempt Loan. Such Employer Securities so pledged shall be placed in an Exempt Loan Suspense Account. No person or institution entitled to payment under an Exempt Loan shall have recourse against Trust assets other than the aforesaid collateral, Employer Stock Ownership contributions (other than contributions of Employer Securities) that are available under the Plan to meet obligations under the Exempt Loan and earnings attributable to such collateral and the investment of such contributions. All Employee Stock Ownership contributions paid during the Plan Year in which an Exempt Loan is made (whether before or after the date the proceeds of the Exempt Loan are received), all Employee Stock Ownership contributions paid thereafter until the Exempt Loan has been repaid in full, and all earnings from investment of such Employee Stock Ownership contributions, without regard to whether any such Employee Stock Ownership contributions and earnings have been allocated to Participants' Employee Stock Ownership Accounts, shall be available to meet obligations under the Exempt Loan as such obligations accrue, or prior to the time such obligations accrue, unless otherwise provided by the Employer at the time any such contribution is made. Any pledge of Employer Securities shall provide for the release of shares so pledged upon the payment of any portion of the Exempt Loan.

        (b) For each Plan Year during the duration of the Exempt Loan, the number of shares of Employer Securities released from such pledge shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction. The numerator of the fraction is the sum of principal and interest paid in such Plan Year. The denominator of the fraction is the sum of the numerator plus the principal and interest to be paid for all future years. Such years will be determined without taking into account any possible extension or renewal periods. If interest on any Exempt Loan is variable, the interest to be paid in future years under the Exempt Loan shall be computed by using the interest rate applicable as of the end of the Plan Year.

        (c) Notwithstanding the foregoing, the Trustee may obtain an Exempt Loan pursuant to the terms of which the number of Employer Securities to be released from encumbrance shall be determined solely with reference to principal payments. In the event that such an Exempt Loan is obtained, annual payments of principal and interest shall be at a cumulative rate that is not less rapid at any time than level payments of such amounts for not more than 10 years. The amount of interest in any such annual loan repayment shall be disregarded only to the extent that it would be determined to be interest under standard loan amortization tables. The requirement set forth in the preceding sentence shall not be applicable from the time that, by reason of a renewal, extension, or refinancing, the sum of the expired duration of the Exempt Loan, the renewal period, the extension period, and the duration of a new Exempt Loan exceeds 10 years.

        8.6    Exempt Loan Payments.

        (a) Payments of principal and interest on any Exempt Loan during a Plan Year shall be made by the Trustee (as directed by the Administrator) only from
(1) Employee Stock Ownership contributions to the Trust made to meet the Plan's obligation under an Exempt Loan (other than contributions of Employer Securities) and from any earnings attributable to Employer Securities held as collateral for an Exempt Loan and investments of such contributions (both received during or prior to the Plan Year); (2) the proceeds of a subsequent Exempt Loan made to repay a prior Exempt Loan; and (3) the proceeds of the sale of any Employer Securities held as collateral for an Exempt Loan. Such contribution and earnings shall be accounted for separately by the Plan until the Exempt Loan is repaid.

        (b) Employer Securities released by reason of the payment of principal or interest on an Exempt Loan from amounts allocated to Participants' Employee Stock Ownership Accounts shall be allocated as set forth in Section 5.5.

        (c) The Employer shall contribute to the Trust sufficient amounts to enable the Trust to pay principal and interest on any such Exempt Loans as they are due, provided however that no such contribution shall exceed the limitations in Section 5.6. In the event that such contributions by reason of the limitations in Section 5.6 are insufficient to enable the Trust to pay principal and interest on such Exempt Loan as it is due, then upon the Trustee's request the Employer or an affiliated corporation shall:

        (1) Make an Exempt Loan to the Trust in sufficient amounts to meet such principal and interest payments. Such new Exempt Loan shall be subordinated to the prior Exempt Loan. Securities released from the pledge of the prior Exempt Loan shall be pledged as collateral to secure the new Exempt Loan. Such Employer Securities will be released from this new pledge and allocated to the Employee Stock Ownership Accounts of the Participants in accordance with applicable provisions of the Plan;

        (2) Purchase any Employer Securities pledged as collateral in an amount necessary to provide the Trustee with sufficient funds to meet the principal and interest repayments. Any such sale by the Plan shall meet the requirements of Section 408(e) of ERISA; or

        (3) Any combination of the foregoing. However, the Employer shall not, pursuant to the provisions of this subsection, do, fail to do or cause to be done any act or thing which would result in a disqualification of the Plan as an Employee Stock Ownership Plan under the Code.

        (d) Except as provided in Section 8.1 above and notwithstanding any amendment to or termination of the Plan which causes it to cease to qualify as an Employee Stock Ownership plan within the meaning of Section 4975(e)(7) of the Code, or any repayment of an Exempt Loan, no shares of Employer Securities acquired with the proceeds of an Exempt Loan obtained by the Trust to purchase Employer Securities may be subject to a put, call or other option, or buy-sell or similar arrangement while such shares are held by the Plan or when such Shares are distributed from the Plan.

        8.7    Put Option.

        If a Participant exercises a put option (as set forth in Section 8.1) with respect to Employer Securities that were distributed as part of a total distribution pursuant to which a Participant's Employee Stock Ownership Account is distributed to him in a single taxable year, the Employer or the Plan may elect to pay the purchase price of the Employer Securities over a period not to exceed five years. Such payments shall be made in substantially equal installments not less frequently than annually over a period beginning not later than 30 days after the exercise of the put option. Reasonable interest shall be paid to the Participant with respect to the unpaid balance of the purchase price and adequate security shall be provided with respect thereto. In the event that a Participant exercises a put option with respect to Employer Securities that are distributed as part of an installment distribution, the amount to be paid for such securities shall be paid not later than 30 days after the exercise of the put option.

        8.8    Diversification Requirements

        Each Participant who has completed at least 10 years of participation in the Plan and has attained age 55 may elect within 90 days after the close of each Plan Year during his "qualified election period" to direct the Plan as to the investment of at least 25% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this
Section 8.8 had been made). For purposes of this Section 8.8, the term "qualified election period" shall mean the five-Plan Year period beginning with the Plan Year after the Plan Year in which the Participant attains age 55 (or, if later, beginning with the Plan Year after the first Plan Year in which the Employee first completes at least 10 years of participation in the Plan). In the case of the Employee who has attained age 60 and completed 10 years of participation in the prior Plan Year and in the case of the election year in which any other Participant who has met the minimum age and service requirements for diversification can make his last election hereunder, he shall be entitled to direct the Plan as to the investment of at least 50% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). The Plan shall make available at least three investment options (not inconsistent with regulations prescribed by the Department of Treasury) to each Participant making an election hereunder. The Plan shall be deemed to have met the requirements of this Section if the portion of the Participant's Employee Stock Ownership Account covered by the election hereunder is distributed to the Participant or his designated Beneficiary within 90 days after the period during which the election may be made. In the absence of such a distribution, the Trustee shall implement the Participant's election within 90 days following the expiration of the qualified election period.

        8.9    Independent Appraiser.

        An independent appraiser meeting the requirements of Code 170(a)(1) shall value the Employer Securities in those Plan Years when such securities are not readily tradable on an established securities market.

        8.10   Limitation on Allocations.

        In the event that the Trustee acquires shares of Employer Securities in a transaction to which section 1042 of the Code applies, such Shares shall not be allocated, directly or indirectly, to any Participant described in Section 409(n)(1) of the Code for the duration of the "nonallocation period" (as defined in Section 409(n)(3)(C) of the Code). Where any shares of Employer Securities are prevented from being allocated due to the prohibition contained in this section the allocation of contributions otherwise provided under Section 5.5 shall be adjusted to reflect such result.

                               ARTICLE IX

                      PAYMENTS AND DISTRIBUTIONS

        9.1    Payments on Termination of Service -- In General.

        All benefits provided under this Plan shall be funded by the value of a Participant's vested interest in the Fund. As soon as practicable after a Participant's Retirement, death or termination of Service, the Administrator shall ascertain the value of his vested interest in the Fund, as provided in
Article V, and the Administrator shall hold or dispose of the same in accordance with the following provisions of this Article IX.

        9.2    Commencement of Payments.

        (a) Distributions upon Retirement or Death. Upon a Participant's Retirement or Death, payment of benefits under this Plan shall, unless the Participant otherwise elects (in accordance with Section 9.3), commence no later than six months after the close of the Plan Year in which occurs the date of the Participant's Retirement or death.

        (b) Distribution following Termination of Service. Unless a Participant elects otherwise, if a Participant terminates Service prior to Retirement or death, he shall be accorded an opportunity to commence receipt of distributions from his Accounts within six months after the Valuation Date next following the date of his termination of service. A Participant who terminates Service with a deferred vested benefit shall be entitled to receive from the Administrator a statement of his benefits. In the event that a Participant elects not to commence receipt of distributions from his Accounts in accordance with this
Section 9.2(b), after the Participant incurs a Break, the Administrator shall transfer his deferred vested interest to a distribution account. If a Participant's vested Employer Account does not exceed (or at the time of any prior distribution did not exceed) $3,500, the Plan Administrator may distribute the vested portion of his Employer Account as soon as administratively feasible without the consent of the Participant or his spouse.

        (c) Distribution of Accounts Greater Than $3,500. If the value of a Participant's vested Account balance exceeds (or at the time of any prior distribution exceeded) $3,500, and the Account balance is immediately distributable, the Participant must consent to any distribution of such Account balance. The Plan Administrator shall notify the Participant of the right to defer any distribution until the Participant's Account balance is no longer immediately distributable. The consent of the Participant shall not be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.

        9.3    Mandatory Commencement of Benefits.

        (a) Unless a Participant elects otherwise, in writing, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which (i) the Participant attains age 65, (ii) occurs the tenth anniversary of the year in which the Participant commenced participation in the Plan Year, or (iii) the Participant terminates Service with the Employer.

        (b) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, as of the first distribution calendar year, distributions, if not made in a lump sum, may be made only over one of the following periods (or a combination thereof):

        (i)    the life of the Participant,

        (ii)   the life of the Participant and the designated beneficiary,

        (iii) a period certain not extending beyond the life expectancy of the Participant, or

        (iv) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated beneficiary.

        (c) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, if the participant's interest is to be distributed in other than a lump sum, the following minimum distribution rules shall apply on or after the required beginning date:

        (i) If a Participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's designated beneficiary or
               (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

        (ii) The amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the Participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in sub-section (iii) above as the relevant divisor without regard to Proposed Regulations 1.401(a)(9)-2.

        (iii) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of the distribution calendar year.

        (d) If a Participant dies after a distribution has commenced in accordance with Section 8.3(b) but before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed to his Beneficiary at least as rapidly as under the method of distribution in effect as of the date of his death.

        (e) If a Participant shall die before the distribution of his interest in the Plan has begun, the entire interest of the Participant shall be distributed by December 31 of the calendar year containing the fifth anniversary of the death of the Participant, except in the following events:

        (i) If any portion of the Participant's interest is payable to (or for the benefit of) a designated beneficiary over a period not extending beyond the life expectancy of such beneficiary and such distributions begin not later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

        (ii) If any portion of the Participant's interest is payable to (or for the benefit of) the Participant's spouse over a period not extending beyond the life expectancy of such spouse and such distributions begin no later than December 31 of the calendar year in which the Participant would have attained age 70-1/2.

               If the Participant has not made a distribution election by the time of his death, the Participant's designated beneficiary shall elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Article or
               (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

        (f) For purposes of this Article, the life expectancy of a Participant and his spouse may be redetermined but not more frequently than annually. The life expectancy (or joint and last survivor expectancy) shall be calculated using the attained age of the Participant (or designated beneficiary) as of the Participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated, such succeeding calendar year. Unless otherwise elected by the Participant (or his spouse, if applicable) by the time distributions are required to begin, life expectancies shall be recalculated annually. Any such election not to recalculate shall be irrevocable and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

        (g) For purposes of Section 9.3(b) and 9.3(e), any amount paid to a child shall be treated as if it had been paid to a surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or other designated event permitted under regulations).

        (h) For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to this Article.

        9.4    Required Beginning Dates.

        The required beginning date of a Participant is the first day of April of the calendar year following the later of (1) calendar year in which the participant attains age 70-1/2 or (2) the calendar year in which the Participant terminated his employment, unless he is a 5% owner (as defined in Section 416) with respect to the Plan Year ending in the calendar year in which he attains age 70-1/2, in which case clause (2) shall not apply.

        9.5    Form of Payment.

        Each Participant's vested interest shall be distributed in a lump sum payment. Notwithstanding the preceding sentence, but subject to Section 9.3, the Administrator may not distribute a lump sum when the present value of a Participant's total Account balances is in excess of $3,500 without the Participant's consent. This form of payment shall be the normal form of distribution provided, however, that in the event that the Administrator must commence distributions with respect to an Employee who has attained age 70-1/2 and is still employed by the Employer, if the Employee does not elect a lump sum distribution, payments shall be made in installments in such amounts as shall satisfy the minimum distribution rules of Section 9.3.

        9.6    Payments Upon Termination of Plan.

        Upon termination of this Plan pursuant to Sections 13.2, 13.4, 13.5 or 13.6, the Administrator shall continue to perform its duties and the Trustee shall make all payments upon the following terms, conditions and provisions:
All interests of Participants shall immediately become fully vested; the value of the interests of all Participants shall be determined within 60 days after such termination, and the Administrator shall have the same powers to direct the Trustee in making payments as contained in Sections 9.1 and 13.5.

        9.7    Distributions Pursuant to Qualified Domestic Relations Orders.

        Upon receipt of a domestic relations order, the Administrator shall notify promptly the Participant and any alternate payee of receipt of the order and the Plan's procedure for determining whether the order is a Qualified Domestic Relations Order. While the issue of whether a domestic relations order is a Qualified Domestic Relations Order is being determined, if the benefits would otherwise be paid, the Administrator shall segregate in a separate account in the Plan the amounts that would be payable to the alternate payee during such period if the order were a Qualified Domestic Relations Order. If within 18 months the order is determined to be a Qualified Domestic Relations Order, the amounts so segregated, along with the interest or investment earnings attributable thereto shall be paid to the alternate payee. Alternatively, if within 18 months, it is determined that the order is not a Qualified Domestic Relations Order or if the issue is still unresolved, the amounts segregated under this Section 9.6, with the earnings attributable thereto, shall be paid to the Participant or Beneficiary who would have been entitled to such amounts if there had been no order. The determination as to whether the order is qualified shall be applied prospectively. Thus, if the Administrator determines that the order is a Qualified Domestic Relations Order after the 18-month period, the Plan shall not be liable for payments to the alternative payee for the period before the order is determined to be a Qualified Domestic Relations Order.

        9.8    Cash-Out Distributions

        If a Participant receives a distribution of the entire present value of his vested Account balances under this Plan because of the termination of his participation in the Plan, the Plan shall disregard a Participant's Service with respect to which such cash-out distribution shall have been made, in computing his accrued benefit under the Plan in the event that a Former Participant shall again become an Employee and become eligible to participate in the Plan. Such a distribution shall be deemed to be made on termination of participation in the Plan if it is made not later than the close of the second Plan Year following the Plan Year in which such termination occurs. The forfeitable portion of a Participant's accrued benefit shall be restored upon repayment to the Plan by such former Participant of the full amount of the cash-out distribution, provided that the former Participant again becomes an Employee. Such repayment must be made by the Employee not later than the end of the five-year period beginning with the date of the distribution. Forfeitures required to be restored by virtue of such repayment shall be restored from the following sources in the following order of preference: (i) current forfeitures; (ii) additional employee stock ownership contributions, as appropriate and as subject to Section 5.6; and (iii) investment earnings of the Fund. In the event that a Participant's interest in the Plan is totally forfeitable, a Participant shall be deemed to have received a distribution of zero upon his termination of Service. In the event of a return to Service within five years of the date of his deemed distribution, the Participant shall be deemed to have repaid his distribution in accordance with the rules of this
Section 9.8.

        9.9    ESOP Distribution Rules.

        Notwithstanding any provision of this Article IX to the contrary, the distribution of a Participant's Employee Stock Ownership Account (unless the Participant elects otherwise in writing), shall commence as soon as administratively feasible as of the first Valuation Date coincident with or next following his death, disability or termination of Service, but not later than one year after the close of the Plan Year in which the Participant separates from Service by reason of the attainment of his Normal Retirement Date, disability, death or separation from Service. In addition, all distributions hereunder shall, to the extent that the Participant's Account is invested in Employer Securities, be made in the form of Employer Securities. Fractional shares, however, may be distributed in the form of cash.

        9.10   Withholding.

        (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article IX, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

        (b) For purposes of this Section 9.10, an "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of 10 years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

        (c) For purposes of this Section 9.10, an "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

        (d) For purposes of this Section 9.10, a distributee includes a Participant or former Participant. In addition, the Participant's or former Participant's surviving spouse and the Participant's or former Participant's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are "distributees" with regard to the interest of the spouse or former spouse.

        (e) For purposes of this Section 9.10, a "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the distributee.

        9.11   Waiver of 30-day Notice.

        If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that: (1) the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                              ARTICLE X

              PROVISIONS RELATING TO TOP-HEAVY PLANS

        10.1   Top-Heavy Rules to Control.

        Anything contained in this Plan to the contrary notwithstanding, if for any Plan Year the Plan is a top-heavy plan, as determined pursuant to Section 416 of the Code, then the Plan must meet the requirements of this Article X for such Plan Year.

        10.2   Top-Heavy Plan Definitions.

        Unless a different meaning is plainly implied by the context, the following terms as used in this Article X shall have the following meanings:

        (a) "Accrued Benefit" shall mean the account balances or accrued benefits of an Employee, calculated pursuant to Section 10.3.

        (b) "Determination Date" shall mean, with respect to any particular Plan Year of this Plan, the last day of the preceding Plan Year (or, in the case of the first Plan Year of the Plan, the last day of the first Plan Year). In addition, the term "Determination Date" shall mean, with respect to any particular plan year of any plan (other than this Plan) in a Required Aggregation Group or a Permissive Aggregation Group, the last day of the plan year of such plan which falls within the same calendar year as the Determination Date for this Plan.

        (c) "Employer" shall mean the Employer (as defined in Section 1.1(q)) and any entity which is (1) a member of a controlled group including such Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code), (2) in a group of trades or businesses under common control with such Employer, while it is under common control (within the meaning of Section 414(c) of the Code), and (3) a member of an affiliated service group including such Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code).

        (d) "Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who, at any time during the Plan Year or during the four immediately preceding Plan Years is one of the following:

        (1) An officer of the Employer who has compensation greater than 50% of the amount in effect under Code 415(b)(1)(A) for the Plan Year; provided, however, that no more than 50 Employees (or, if lesser, the greater of three or 10% of the Employees) shall be deemed officers;

        (2) One of the 10 Employees having annual compensation (as defined in Section 415 of the Code) in excess of the limitation in effect under Section

               415(c)(1)(A) of the Code, and owning (or considered as owning, within the meaning of Section 318 of the Code) the largest interests in the Employer;

        (3) Any Employee owning (or considered as owning, within the meaning of Section 318 of the Code) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer; or

        (4) Any Employee having annual compensation (as defined in Section 415 of the Code) of more than $150,000 and who would be described in Section 10.2(d)(3) if "1%" were substituted for "5%" wherever the latter percentage appears.

               For purposes of applying Section 318 of the Code to the provisions of this Section 10.2(d), Section 318(a)(2)(C) of the Code shall be applied by substituting "5%" for "50%" wherever the latter percentage appears. In addition, for purposes of this Section 10.2(d), the provisions of Section 414(b), (c) and
               (m) shall not apply in determining ownership interests in the Employer. However, for purposes of determining whether an individual has compensation in excess of $150,000, or whether an individual is a Key Employee under Section 10.2(d)(1) and
               (2), compensation from each entity required to be aggregated under Sections 414(b), (c) and (m) of the Code shall be taken into account. Notwithstanding anything contained herein to the contrary, all determinations as to whether a person is or is not a Key Employee shall be resolved by reference to Section 416 of the Code and any rules and regulations promulgated thereunder.

        (e) "Non-Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who is not considered to be a Key Employee with respect to this Plan.

        (f) "Permissive Aggregation Group" shall mean all plans in the Required Aggregation Group and any other plans maintained by the Employer which satisfy Sections 401(a)(4) and 410 of the Code when considered together with the Required Aggregation Group.

        (g) "Required Aggregation Group" shall mean each plan (including any terminated plan) of the Employer in which a Key Employee is (or in the case of a terminated plan, had been) a Participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan of the Employer in which a Key Employee is a Participant to meet the requirement of Sections 401(a)(4) and 410 of the Code.

        10.3   Calculation of Accrued Benefits.

        (a) An Employee's Accrued Benefit shall be equal to:

        (1) With respect to this Plan or any other defined contribution plan (other than a defined contribution pension plan) in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the respective plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions actually made after the valuation date but before the Determination Date (and, in the first plan year of a plan, also including any contributions made after the Determination Date which are allocated as of a date in the first plan year).

        (2) With respect to any defined contribution pension plan in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions which have not actually been made, but which are due to be made as of the Determination Date.

        (3) With respect to any defined benefit plan in a Required Aggregation Group or a Permissive Aggregation Group, the present value of the Employee's accrued benefits under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, pursuant to the actuarial assumptions used by such plan, and calculated as if the Employee terminated Service under such plan as of the valuation date (except that, in the first plan year of a plan, a current Participant's estimated Accrued Benefit Plan as of the Determination Date shall be taken into account).

        (4) If any individual has not performed services for the Employer maintaining the Plan at any time during the five-year period ending on the Determination Date, any Accrued Benefit for such individual shall not be taken into account.

        (b) The Accrued Benefit of any Employee shall be further adjusted as follows:

        (1) The Accrued Benefit shall be calculated to include all amounts attributable to both Employer and Employee contributions, but shall exclude amounts attributable to voluntary deductible Employee contributions, if any.

        (2) The Accrued Benefit shall be increased by the aggregate distributions made with respect to an Employee under the plan or plans, as the case may be, during the five-year period ending on the Determination Date.

        (3) Rollover and direct plan-to-plan transfers shall be taken into account as follows:

               (A) If the transfer is initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another unrelated employer, the transferring plan shall continue to count the amount transferred; the receiving plan shall not count the amount transferred.

               (B) If the transfer is not initiated by the Employee or is made between plans maintained by related employers, the transferring plan shall no longer count the amount transferred; the receiving plan shall count the amount transferred.

        (c) If any individual has not performed services for the Employer at any time during the five-year period ending on the Determination Date, any accrued benefit for such individual (and the account of such individual) shall not be taken into account.

        10.4   Determination of Top-Heavy Status.

        This Plan shall be considered to be a top-heavy plan for any Plan Year if, as of the Determination Date, the value of the Accrued Benefits of Key Employees exceeds 60% of the value of the Accrued Benefits of all eligible Employees under the Plan. Notwithstanding the foregoing, if the Employer maintains any other qualified plan, the determination of whether this Plan is top-heavy shall be made after aggregating all other plans of the Employer in the Required Aggregation Group and, if desired by the Employer as a means of avoiding top-heavy status, after aggregating any other plan of the Employer in the Permissive Aggregation Group. If the required Aggregation Group is top-heavy, then each plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would not otherwise be deemed to be top-heavy. Conversely, if the Permissive Aggregation Group is not top-heavy, then no plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would otherwise be deemed to be top-heavy. In no event shall a plan included in a top-heavy Permissive Aggregation Group be deemed a top-heavy plan unless such plan is also included in a top-heavy Required Aggregation Group.

        10.5   Determination of Super Top-Heavy Status.

        The Plan shall be considered to be a super top-heavy plan if, as of the Determination Date, the Plan would meet the test specified in Section 10.4 above for classification as a top-heavy plan, except that "90%" shall be substituted for "60%" whenever the latter percentage appears.

        10.6   Minimum Contribution.

        (a) For any year in which the Plan is top-heavy, each Non-Key Employee who has met the age and service requirements, if any, contained in the Plan, shall be entitled to a minimum contribution (which may include forfeitures otherwise allocable) equal to a percentage of such Non-Key Employee's compensation (as defined in Section 415 of the Code) as follows:

        (1) If the Non-Key Employee is not covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 3% of such Non-Key Employee's compensation.

        (2) If the Non-Key Employee is covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 5% of such Non-Key Employee's compensation.

        (b) Notwithstanding the foregoing, the minimum contribution otherwise allocable to a Non-Key Employee under this Plan shall be reduced in the following circumstances:

        (1) The percentage minimum contribution required under this Plan shall in no event exceed the percentage contribution made for the Key Employee for whom such percentage is the highest for the Plan Year after taking into account contributions under other defined contribution plans in this Plan's Required Aggregation Group; provided, however, that this Section 10.7(b)(1) shall not apply if this Plan is included in a Required Aggregation Group and this Plan enables a defined benefit plan in such Required Aggregation Group to meet the requirements of Section 401(a)(4) or 410 of the Code.

        (2) No minimum contribution shall be required (or the minimum contribution shall be reduced, as the case may be) for a Non-Key Employee under this Plan for any Plan Year if the Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made on account of such Plan Year, in whole or in part, on behalf of the Non-Key Employee, in accordance with Section 416(c) of the Code.

        (c) For purposes of this Section 10.6, there shall be disregarded (1) any Employer contributions attributable to a salary reduction or similar arrangement, or (2) any Employer contributions to or any benefits under Chapter 21 of the Code (relating to the Federal Insurance Contributions Act), Title II of the Social Security Act, or any other federal or state law.

        (d) For purposes of this Section 10.6, minimum contributions shall be required to be made on behalf of only those Non-Key Employees, as described in
Section 10.7(a), who have not terminated Service as of the last day of the Plan Year. If a Non-Key Employee is otherwise entitled to receive a minimum contribution pursuant to this Section 10.6(d), the fact that such Non-Key Employee failed to complete 1,000 Hours of Service or failed to make any mandatory or elective contributions under this Plan, if any are so required, shall not preclude him from receiving such minimum contribution.

        10.7   Maximum Benefit Limitation.

        For any Plan Year in which the Plan is a top-heavy plan, Section 5.6(d)(1)(B)(i) and Section 5.6(d)(2)(B)(i)shall be read by substituting "1.0" for "1.25" wherever the latter figure appears; provided, however, that such substitution shall not have the effect of reducing any benefit accrued under a defined benefit plan prior to the first day of the plan year in which this
Section 10.8 becomes applicable.

                            ARTICLE XI

                          ADMINISTRATION

        11.1   Appointment of Administrator.

        This Plan shall be administered by a committee consisting of up to five persons, whether or not Employees or Participants, who shall be appointed from time to time by the Board of Directors to serve at its pleasure. The Sponsor may require that each person appointed as an Administrator shall signify his acceptance by filing an acceptance with the Sponsor. The term "Administrator" as used in this Plan shall refer to the members of the committee, either individually or collectively, as appropriate. In the event that the Sponsor shall elect not to appoint any individuals to constitute a committee to administer the Plan, the Sponsor shall serve as the Administrator hereunder.

        11.2   Resignation or Removal of Administrator.

        An Administrator shall have the right to resign at any time by giving notice in writing, mailed or delivered to the Employer and to the Trustee. Any Administrator who was an employee of the Employer at the time of his appointment shall be deemed to have resigned as an Administrator upon his termination of Service. The Board of Directors may, in its discretion, remove any Administrator with or without cause, by giving notice in writing, mailed or delivered to the Administrator and to the Trustee.

        11.3   Appointment of Successors:  Terms of Office, Etc.

        Upon the death, resignation or removal of an Administrator, the Employer may appoint, by Board of Directors' resolution, a successor or successors. Notice of termination of an Administrator and notice of appointment of a successor shall be made by the Employer in writing, with copies mailed or delivered to the Trustee, and the successor shall have all the rights and privileges and all of the duties and obligations of the predecessor.

        11.4   Powers and Duties of Administrator.

        The Administrator shall have the following duties and responsibilities in connection with the administration of this Plan:

        (a) To promulgate and enforce such rules, regulations and procedures as shall be proper for the efficient administration of the Plan, such rules, regulations and procedures to apply uniformly to all Employees, Participants and Beneficiaries;

        (b) To determine all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and of the status and rights of Participants, Beneficiaries and any other persons hereunder;

        (c) To decide any dispute arising hereunder strictly in accordance with the terms of the Plan; provided, however, that no Administrator shall participate in any matter involving any questions relating solely to his own participation or benefits under this Plan;

        (d) To advise the Employer and the Trustee regarding the known future needs for funds to be available for distribution in order that the Trustee may establish investments accordingly;

        (e) To correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan;

        (f) To advise the Employer of the maximum deductible contribution to the Plan for each fiscal year;

        (g) To direct the Trustee concerning all payments which shall be made out of the Fund pursuant to the provisions of this Plan;

        (h) To advise the Trustee on all terminations of Service by Participants, unless the Employer has so notified the Trustee;

        (i) To confer with the Trustee on the settling of any claims against the Fund;

        (j) To make recommendations to the Board of Directors with respect to proposed amendments to the Plan and the Trust Agreement;

        (k) To file all reports with government agencies, Employees and other parties as may be required by law, whether such reports are initially the obligation of the Employer, the Plan or the Trustee; and

        (l) To have all such other powers as may be necessary to discharge its duties hereunder.

        Reasonable discretion is granted to the Administrator to affect the benefits, rights and privileges of Participants, Beneficiaries or other persons affected by this Plan. The Administrator shall exercise reasonable discretion under the terms of this Plan and shall administer the Plan strictly in accordance with its terms, such administration to be exercised uniformly so that all persons similarly situated shall be similarly treated.

        11.5   Action by Administrator.

        The Administrator may elect a Chairman and Secretary from among its members and may adopt rules for the conduct of its business. A majority of the members then serving shall constitute a quorum for the transaction of business. All resolutions or other action taken by the Administrator shall be by vote of a majority of those present at such meeting and entitled to vote. Resolutions may be adopted or other action taken without a meeting upon written consent signed by at least a majority of the members. All documents, instruments, orders, requests, directions, instructions and other papers shall be executed on behalf of the Administrator by either the Chairman or the Secretary of the Administrator, if any, or by any member or agent of the Administrator duly authorized to act on the Administrator's behalf.

        11.6   Participation by Administrators.

        No Administrator shall be precluded from becoming a Participant in the Plan if he would be otherwise eligible, but he shall not be entitled to vote or act upon matters or to sign any documents relating specifically to his own participation under the Plan, except when such matters or documents relate to benefits generally. If this disqualification results in the lack of a quorum, then the Board of Directors shall appoint a sufficient number of temporary Administrators who shall serve for the sole purpose of determining such a question.

        11.7   Agents.

        The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary to perform its duties under this Plan. The cost of such services and all other expenses incurred by the Administrator in connection with the administration of the Plan shall be paid from the Fund, unless paid by the Employer.

        11.8   Allocation of Duties.

        The duties, powers and responsibilities reserved to the Administrator may be allocated among its members so long as such allocation is pursuant to written procedures adopted by the Administrator, in which case, except as may be required by the Act, no Administrator shall have any liability, with respect to any duties, powers or responsibilities not allocated to him, for the acts of omissions of any other Administrator.

        11.9   Delegation of Duties.

        The Administrator may delegate any of its duties to other employees of the Employer, to the Trustee with its consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

        11.10  Administrator's Action Conclusive.

        Any action on matters within the authority of the Administrator shall be final and conclusive except as provided in Article XII.

        11.11  Compensation and Expenses of Administrator.

        No Administrator who is receiving compensation from the Employer as a full-time employee, as a director or agent, shall be entitled to receive any compensation or fee for his services hereunder. Any other Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such Administrator. Any such compensation shall be paid from the Fund, unless paid by the Employer. Each Administrator shall be entitled to reimbursement by the Employer for any reasonable and necessary expenditures incurred in the discharge of his duties.

        11.12  Records and Reports.

        The Administrator shall maintain adequate records of its actions and proceedings in administering this Plan and shall file all reports and take all other actions as it deems appropriate in order to comply with the Act, the Code and governmental regulations issued thereunder.

        11.13  Reports of Fund Open to Participants.

        The Administrator shall keep on file, in such form as it shall deem convenient and proper, all annual reports of the Fund received by the Administrator from the Trustee, and a statement of each Participant's interest in the Fund as from time to time determined. The annual reports of the Fund and the statement of his own interest in the Fund, as well as a complete copy of the Plan and the Trust Agreement and copies of annual reports to the Internal Revenue Service, shall be made available by the Administrator to the Employer for examination by each Participant during reasonable hours at the office of the Employer, provided, however, that the statement of a Participant's interest shall not be made available for examination by any other Participant.

        11.14  Named Fiduciary.

        The Administrator is the named fiduciary for purposes of the Act and shall be the designated agent for receipt of service of process on behalf of the Plan. It shall use ordinary care and diligence in the performance of its duties under this Plan. Nothing in this Plan shall preclude the Employer from indemnifying the Administrator for all actions under this Plan, or from purchasing liability insurance to protect it with respect to its duties under this Plan.

        11.15  Information from Employer.

        The Employer shall promptly furnish all necessary information to the Administrator to permit it to perform its duties under this Plan. The Administrator shall be entitled to rely upon the accuracy and completeness of all information furnished to it by the Employer, unless it knows or should have known that such information is erroneous.

        11.16  Reservation of Rights by Employer.

        Where rights are reserved in this Plan to the Employer, such rights shall be exercised only by action of the Board of Directors, except where the Board of Directors, by written resolution, delegates any such rights to one or more officers of the Employer or to the Administrator.

Subject to the rights reserved to the Board of Directors acting on behalf of the Employer as set forth in this Plan, no member of the Board of Directors shall have any duties or responsibilities under this Plan, except to the extent he shall be acting in the capacity of an Administrator or Trustee.

        11.17  Liability and Indemnification.

        (a) The Administrator shall perform all duties required of it under this Plan in a prudent manner. To the extent not prohibited by the Act, the Administrator shall not be responsible in any way for any action or omission of the Employer, the Trustee or any other fiduciaries in the performance of their duties and obligations set forth in this Plan and in the Trust Agreement. To the extent not prohibited by the Act, the Administrator shall also not be responsible for any act or omission of any of its agents, or with respect to reliance upon advice of its counsel (whether or not such counsel is also counsel to the Employer or the Trustee), provided that such agents or counsel were prudently chosen by the Administrator and that the Administrator relied in good faith upon the action of such agent or the advice of such counsel.

        (b) The Administrator shall not be relieved from responsibility or liability for any responsibility, obligation or duty imposed upon it under this Plan or under the Act. Except for its own gross negligence, willful misconduct or willful breach of the terms of this Plan, the Administrator shall be indemnified and held harmless by the Employer against liability or losses occurring by reason of any act or omission of the Administrator to the extent that such indemnification does not violate the Act or any other federal or state laws.

        11.18  Service as Trustee and Administrator.

        Nothing in this Plan shall prevent one or more Trustees from serving as Administrator under this Plan.

                             ARTICLE XII

                           CLAIMS PROCEDURE

        12.1   Notice of Denial.

        If a Participant or his Beneficiary is denied any benefits under this Plan, either in whole or in part, the Administrator shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Administrator shall also furnish the claimant at that time with a written notice containing:

        (a) A specific reference to pertinent Plan provisions;

        (b) A description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

        (c) An explanation of the Plan's claim review procedure.

        12.2   Right to Reconsideration.

        Within 60 days of receipt of the information described in 12.1 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Administrator.

        12.3   Review of Documents.

        So long as the claimant's request for review is pending (including the 60-day period described in Section 12.2 above), the claimant or his duly authorized representative may review pertinent Plan documents and the Trust Agreement (and any pertinent related documents) and may submit issues and comments in writing to the Administrator.

        12.4   Decision by Administrator.

        A final and binding decision shall be made by the Administrator within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Administrator feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

        12.5   Notice by Administrator.

        The Administrator's decision shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                              ARTICLE XIII

                    AMENDMENTS, TERMINATION AND MERGER

        13.1   Amendments.

        The Employer reserves the right at any time and from time to time, and retroactively if deemed necessary or appropriate by it, to the extent permissible under law, to conform with governmental regulations or other policies, to amend in whole or in part any or all of the provisions of this Plan, provided that:

        (a) No amendment shall make it possible for any part of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries under the Trust Agreement, except to the extent provided in Section 4.4;

        (b) No amendment may, directly or indirectly, reduce the vested portion of any Participant's interest as of the effective date of the amendment or change the vesting schedule with respect to the future accrual of Employer contributions for any Participants unless each Participant with three or more Years of Service with the Employer is permitted to elect to have the vesting schedule in effect before the amendment used to determine his vested benefit;

        (c) No amendment may eliminate an optional form of benefit;

        (d) No amendment may increase the duties of the Trustee without its consent; and

        (e) No amendment that shall change any of the following types of provisions shall be made more than once every six months, other than to comport with changes in the Code, the Act or the regulations thereunder: (i) any provision stating the amount and price of Employer Securities to be awarded to designated officers and directors or categories of officers and directors; (ii) any provisions specifying the timing of awards or allocations to officers and directors; (iii) any provision setting forth a formula that determines the amount, price and timing of allocations or awards, using objective criteria such as earnings of the issuer, value of the Employer Securities, Years of Service, job classification and Compensation levels.

        Amendments may be made in the form of Board of Directors' resolutions or separate written document. Copies of all amendments shall be delivered to the Trustee.

        13.2   Consolidation, Merger or Other Transactions of Employer.

        Nothing in this Plan shall prevent the consolidation, merger, reorganization or liquidation of the Employer, or prevent the sale by Employer of any or all of its property. Any successor corporation or other entity formed and resulting from any such transaction shall have the right to become a party to this Plan by adopting the same by resolution and by appointing a new Trustee as though the Trustee had resigned in accordance with the Trust Agreement, and by executing a proper supplemental agreement with the Trustee. If, within 180 days from the effective date of such transaction, such new entity does not become a party to this Plan as above provided, this Plan shall automatically be terminated and the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5.

        13.3   Consolidation or Merger of Trust.

        In the event of any merger or consolidation of the Fund with, or transfer in whole or in part of the assets and liabilities of the Fund to, another trust fund held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Fund applicable to such Participants shall be transferred to the other trust fund only if:

        (a) Each Participant would receive a benefit under such successor trust fund immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (determined as if this Plan and such transferee trust fund had then terminated);

        (b) Resolutions of the Board of Directors under this Plan, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets, and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants' inclusion in the new employer's plan; and

        (c) Such other plan and trust are qualified under Sections 401(a) and 501(a) of the Code.

        13.4   Bankruptcy or Insolvency of Employer.

        In the event of (a) the Employer's legal dissolution or liquidation by any procedure other than a consolidation or merger, (b) the Employer's receivership, insolvency, or cessation of its business as a going concern, or
(c) the commencement of any proceeding by or against the Employer under the federal bankruptcy laws, and similar federal or state statute, or any federal or state statute or rule providing for the relief of debtors, compensation of creditors, arrangement, receivership, liquidation or any similar event which is not dismissed within 30 days, this Plan shall terminate automatically on such date (provided, however, that if a proceeding is brought against the Employer for reorganization under Chapter 11 of the United States Bankruptcy Code or any similar federal or state statute, then this Plan shall terminate automatically if and when said proceeding results in a liquidation of the Employer, or the approval of any Plan providing therefor, or the proceeding is converted to a case under Chapter 7 of the Bankruptcy Code or any similar conversion to a liquidation proceeding under federal or state law including, but not limited to, a receivership proceeding). In the event of any such termination as provided in the foregoing sentence, the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5 hereof.

        13.5   Voluntary Termination.

The Board of Directors reserves the right to terminate this Plan at any time by giving to the Trustee and the Administrator notice in writing of such desire to terminate. The Plan shall terminate upon the date of receipt of such notice, the interests of all Participants shall become fully vested, and the Trustee shall make payments to each Participant or Beneficiary in accordance with
Section 9.5. Alternatively, the Employer, in its discretion, may determine to continue the Trust Agreement and to continue the maintenance of the Fund, in which event distributions shall be made upon the contingencies and in all the circumstances which would have been entitled such distributions on a fully vested basis, had there been no termination of the Plan.

        13.6 Partial Termination of Plan or Permanent Discontinuance of Contributions.

        In the event that a partial termination of the Plan shall be deemed to have occurred, or if the Employer shall discontinue completely its contributions hereunder, the right of each affected Participant to his interest in the Fund shall be fully vested. The Employer, in its discretion, shall decide whether to direct the Trustee to make immediate distribution of such portion of the Fund assets to the persons entitled thereto or to make distribution in the circumstances and contingencies which would have controlled such distributions if there had been no partial termination or discontinuance of contributions.

                              ARTICLE XIV

                             MISCELLANEOUS

        14.1   No Diversion of Funds.

        It is the intention of the Employer that it shall be impossible for any part of the corpus or income of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of the Participants or their Beneficiaries, except to extent that a return of the Employer's contribution is permitted under Section 4.4.

        14.2   Liability Limited.

        Neither the Employer nor the Administrator, nor any agents, employees, officers, directors or shareholders of any of them, nor the Trustee, nor any other person shall have any liability or responsibility with respect to this Plan, except as expressly provided herein.

        14.3   Incapacity.

        If the Administrator shall receive evidence satisfactory to it that a Participant or Beneficiary entitled to receive any benefit under the Plan is, at the time when such benefit becomes payable, a minor, or is physically or mentally incompetent to receive such benefit and to give a valid release therefor, and that another person or an institution is then maintaining or has custody of such Participant or Beneficiary, and that no guardian, committee or other representative of the estate of such Participant or Beneficiary shall have been duly appointed, the Administrator may direct the Trustee to make payment of such benefit otherwise payable to such Participant or Beneficiary, to such other person or institution, including a custodian under a Uniform Gifts to Minor Act, or corresponding legislation (who shall be an adult, a guardian of the minor or a trust company), and the release of such other person or institution shall be a valid and complete discharge for the payment of such benefit.

        14.4   Spendthrift Clause.

        Except as permitted by the Act or the Code, no benefits or other amounts payable under the Plan shall be subject in any manner to anticipation, sale, transfer, assignment, pledge, encumbrance, charge or alienation. If the Administrator determines that any person entitled to any payments under the Plan has become insolvent or bankrupt or has attempted to anticipate, sell, transfer, assign, pledge, encumber, charge or otherwise in any manner alienate any benefit or other amount payable to him under the Plan or that there is any danger of any levy or attachment or other court process or encumbrance on the part of any creditor of such person entitled to payments under the Plan against any benefit or other accounts payable to such person, the Administrator may, at any time, in its discretion, direct the Trustee to withhold any or all payments to such person under the Plan and apply the same for the benefit of such person, in such manner and in such proportion as the Administrator may deem proper.

        14.5   Benefits Limited to Fund.

        All contributions by the Employer to the Fund shall be voluntary, and the Employer shall be under no legal liability to make any such contributions. The benefits of this Plan shall be only as can be provided by the assets of the Fund, and no liability for the payment of benefits under the Plan or for any loss of assets due to any action or inaction of the Trustee shall be imposed upon the Employer.

        14.6   Cooperation of Parties.

        All parties to this Plan and any party claiming interest hereunder agree to perform any and all acts and execute any and all documents and papers which are necessary and desirable for carrying out this Plan or any of its provisions.

        14.7   Payments Due Missing Persons.

        The Administrator shall direct the Trustee to make a reasonable effort to locate all persons entitled to benefits under the Plan; however, notwithstanding any provision in the Plan to the contrary, if, after a period of five years from the date such benefit shall be due, any such persons entitled to benefits have not been located, their rights under the Plan shall stand suspended. Before this provision becomes operative, the Trustee shall send a certified letter to all such persons at their last known address advising them that their interest in benefits under the Plan shall be suspended. Any such suspended amounts shall be held by the Trustee for a period of three additional years (or a total of eight years from the time the benefits first became payable), and thereafter such amounts shall be reallocated among current Participants in the same manner that a current contribution would be allocated. However, if a person subsequently makes a valid claim with respect to such reallocated amounts and any earnings thereon, the Plan earnings or the Employer's contribution to be allocated for the year in which the claim shall be paid shall be reduced by the amount of such payment. Any such suspended amounts shall be handled in a manner not inconsistent with regulations issued by the Internal Revenue Service and Department of Labor.

        14.8   Governing Law.

        This Plan has been executed in the State of South Carolina and all questions pertaining to its validity, construction and administration shall be determined in accordance with the laws of that State, except to the extent superseded by the Act.

        14.9   Nonguarantee of Employment.

        Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

        14.10  Counsel.

        The Trustee and the Administrator may consult with legal counsel, who may be counsel for the Employer and for the Administrator or the Trustee (as the case may be), with respect to the meaning or construction of this Plan and the Trust Agreement, their respective obligations or duties hereunder or with respect to any action or proceeding or any question of law, and they shall be fully protected with respect to any action taken or omitted by them in good faith pursuant to the advice of legal counsel.

        IN WITNESS WHEREOF, the Sponsor has caused these presents to be executed by its duly authorized officers and its corporate seal to be affixed on this 8th day of July, 1997.

Attest:                                   First Federal Savings and
                                         Loan Association of Spartanburg

/s/ Robert L. Handell                     By: /s/ Billy L. Painter
--------------------------                    --------------------------------
Secretary                                     Billy L. Painter
                                              President

                                 EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

Registrant
----------

FirstSpartan Financial Corp.

                                               Percentage      State of
Subsidiaries (1)                                 Owned       Incorporation
----------------                                 -----       -------------

First Federal Savings and Loan Association       100%         United States
 of Spartanburg

FirstService Corporation (2)                     100%         South Carolina

------------------
(1) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.
(2)  Wholly-owned by the Association.