Form 10-Q
period 1997-09-30
FIRSTSPARTAN FINANCIAL CORP
filed 1997-10-28
CIK 1035240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended SEPTEMBER 30, 1997

[   ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For the Transition Period from _______________ to _______________

            Commission File Number:   0-22445

                          FIRSTSPARTAN FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

  Delaware                               56-2015272
  --------                               ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

             380 East Main Street, Spartanburg, South Carolina 29302
             -------------------------------------------------------
                   (Address of principal executive office)

                                (864) 582-2391
                                --------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock Issued and Outstanding: 4,430,375 as of October 27, 1997.

                          FIRSTSPARTAN FINANCIAL CORP.

                                Table of Contents

                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets at September 30, 1997 and
              June 30, 1997                                                 1

            Consolidated Statements of Income for the Three-Month
            Periods Ended September 30, 1997 and 1996                       2

            Consolidated Statements of Cash Flows for the Three-Month
            Periods Ended September 30, 1997 and 1996                      3-4

            Notes to Consolidated Financial Statements                      5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      6-9

PART II.    OTHER INFORMATION                                              10
--------    -----------------


SIGNATURES                                                                 11

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            FIRSTSPARTAN FINANCIAL CORP.
                            CONSOLIDATED BALANCE SHEETS
                         (In Thousands, Except Share Data)
                                   (Unaudited)
                                                        September 30,  June 30,
ASSETS                                                       1997       1997
                                                            ------     ------
Cash                                                       $ 5,979    $ 6,688
Federal funds sold and overnight interest-bearing deposits  65,526    270,384
                                                            ------     ------
              Total cash and cash equivalents               71,505    277,072
Investment securities available-for-sale - at fair value
  (amortized cost: $16,242 and $10,172 at September 30,
  1997 and June 30, 1997, respectively)                     16,302     10,201
Mortgage-backed securities held-to-maturity - at amortized
  cost (fair value: $117 and $125 at September 30,
  1997 and June 30, 1997, respectively)                        116        121
Loans receivable, net                                      379,096    362,728
Loans held-for-sale - at lower of cost or market (market
  value: $1,880 and $1,617 at September 30, 1997 and
  June 30, 1997, respectively)                               1,880      1,617
Office properties and equipment, net                         6,871      6,594
Federal Home Loan Bank of Atlanta Stock  - at cost           3,011      3,011
Accrued interest receivable                                  2,751      2,590
Real estate acquired in settlement of loans                     36         36
Other assets                                                   746      1,476
                                                            ------     ------
TOTAL ASSETS                                             $ 482,314   $665,446
                                                           =======    =======

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                       $ 345,444   $353,193
  Stock subscription escrow accounts                                  259,329
  Advances from borrowers for taxes and insurance            1,324      1,001
  Other liabilities                                          6,312      4,945
                                                            ------     ------
        Total liabilities                                  353,080    618,468
                                                            ------     ------
EQUITY:
  Common stock, $0.01 par value: Authorized 12,000,000
    shares; issued and outstanding September 30, 1997 -
    4,430,375 shares                                            44
  Additional paid in capital                                87,099
  Unallocated ESOP shares                                   (6,941)
  Retained earnings                                         48,995     46,960
  Unrealized gain on securities available-for-sale, net         37         18
                                                            ------     ------
          Total  equity                                    129,234     46,978
                                                            ------     ------
TOTAL LIABILITIES AND EQUITY                             $ 482,314  $ 665,446
                                                           =======    =======

See accompanying notes to consolidated financial statements.

                          FIRSTSPARTAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                             Three Months Ended
                                               September 30,
                                               1997       1996
                                              ------     ------
INVESTMENT INCOME:
   Interest on loans                         $ 7,626    $ 6,582
   Interest and dividends on investment
     securities, mortgage-backed securities
     and other                                 1,785        415
                                              ------     ------
          Total investment income              9,411      6,997

INTEREST EXPENSE:
    Deposit accounts                           4,299      3,740
                                              ------     ------
NET INTEREST INCOME                            5,112      3,257
PROVISION FOR LOAN LOSSES                         90         29
                                              ------     ------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                  5,022      3,228
                                              ------     ------
NONINTEREST INCOME (LOSS):
    Service charges and fees                     329        269
    Loss on sale of investments                             (16)
    Other, net                                   120         55
                                              ------     ------
          Total noninterest income, net          449        308
                                              ------     ------
NONINTEREST EXPENSE:
    Employee compensation and benefits         1,207        843
    Federal deposit insurance premium             77      1,994
    Occupancy and equipment expense              248        202
    Computer services                            153        125
    Advertising and promotions                   133         85
    Office supplies, postage, printing, etc.     146        132
    Other                                        247        213
                                              ------     ------
          Total noninterest expense            2,211      3,594
                                              ------     ------
INCOME (LOSS) BEFORE INCOME TAXES              3,260        (58)
PROVISION (BENEFIT) FOR INCOME TAXES           1,225        (22)
                                              ------     ------
NET INCOME (LOSS)                         $    2,035 $      (36)
                                              ======     ======

Earnings per share                        $     0.50 $      N/A
                                              ======     ======

Weighted average shares outstanding (1)        4,078        N/A
                                              ======     ======

(1) FirstSpartan's initial public offering closed on July 8, 1997. For purposes of earnings per share calculations, shares issued on July 8, 1997 have been assumed to be outstanding as of July 1, 1997.

See accompanying notes to consolidated financial statements.

                           FIRSTSPARTAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                    (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                      1997       1996
                                                     ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 2,035    $   (36)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                              90         29
  Deferred income tax benefit                           (44)      (109)
  Amortization of deferred income                       (32)       (30)
  Accretion of discounts on investment
    and mortgage-backed securities                                  (6)
  Depreciation                                          138        112
  Allocation of ESOP shares at fair value               266
  Decrease (increase) in other assets                   569       (432)
  Additions to loans held-for-sale                   (2,258)    (4,558)
  Proceeds from sale of loans held-for-sale           1,995      2,490
  Gain on sale of real estate acquired in settlement
    of loans                                                       (16)
  Loss on sale of investments available-for-sale                    16
  Increase in other liabilities                       1,722        850
                                                     ------     ------
Net cash provided by (used in) operating activities   4,481     (1,690)
                                                     ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan originations and principal collections   (11,325)   (10,062)
  Purchase of loans                                  (5,101)      (217)
  Purchase of investment securities                  (8,070)    (1,142)
  Proceeds from sale of investment securities
    available-for-sale                                           5,000
  Proceeds from maturities of investment securities
    available-for-sale                                2,000      1,000
  Principal repayments and proceeds from maturities
    of mortgage-backed securities                         5         43
  Proceeds from sale of real estate acquired in
    settlement of loans                                             57
  Purchase of property and equipment                   (415)      (265)
                                                     ------     ------
    Net cash used in investing activities           (22,906)    (5,586)
                                                     ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                           12,293      6,132
  Stock subscription refunds                       (197,851)
  Stock issuance costs                               (1,584)
                                                     ------     ------
Net cash (used in)provided by financing activities (187,142)     6,132
                                                    =======     ======

                          FIRSTSPARTAN FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                      1997       1996
                                                     ------     ------
NET DECREASE IN CASH AND CASH EQUIVALENTS        $ (205,567)  $ (1,144)
                                                     ------     ------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    277,072     10,784
                                                     ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   71,505   $  9,640
                                                    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                      $  4,444   $  3,697
                                                    =======    =======
     Income taxes                                  $     75   $     75
                                                    =======    =======
  Transfers from loans to real estate acquired in
     settlement of loans                           $          $    106
                                                    =======    =======
  Increase in unrealized gain on available-for-sale
     investments and marketable equity securities  $     31   $     52
                                                    =======    =======
  Decrease in deferred tax asset related
     to unrealized gain on investments             $    (12)  $    (20)
                                                    =======    =======
   Sale of common stock funded by subscription
     escrow accounts                               $ 61,478   $
                                                    =======    =======
   Sale of common stock funded by deposit accounts $ 20,042   $
                                                    =======    =======


See accompanying notes to consolidated financial statements

                          FIRSTSPARTAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Spartanburg ("First Federal" or the "Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Company. Information set forth in this report relating to periods prior to the Conversion, including consolidated financial statements and related data, relates to the Association and its subsidiary.

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

      The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

2.    EARNINGS PER SHARE

      Earnings per share has been computed for the quarter ended September 30, 1997 based upon weighted average common shares outstanding of 4,078,380. For the purposes of computing weighted average shares outstanding, shares issued in the Conversion on July 8, 1997 were assumed to have been outstanding since July 1, 1997. Earnings per share for the quarter ended September 30, 1996 is not presented as there was no common stock issued or outstanding.

      Statement of Financial Accounting Standards No. 128, Earnings Per Share, establishes new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 31, 1997. Management of the Company has determined that this standard will have no impact on the computation of the Company's earnings per share upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997

      Total assets were $482.3 million at September 30, 1997 and $665.4 million at June 30, 1997, a decrease of $183.1 million or 27.5%. This decrease resulted primarily from a $204.9 million decrease in federal funds sold and overnight interest-bearing deposits offset by an increase of $16.4 million, or 4.5%, in loans receivable, net and an increase of $6.1 million, or 59.8%, in investment securities available-for-sale. The primary reason for the decrease in interest-bearing deposits was the refund of subscription escrow accounts of $197.9 million related to the Conversion. Loans receivable, net, increased primarily as a result of an increase of $11.8 million in mortgage loans. Included in the $11.8 million increase was the purchase of $5.1 million of one- to- four family mortgage loans from the mortgage banking company in which the Association's service corporation has an equity investment, a $3.2 million increase in construction loans (excluding any undisbursed portion of loans in process), a $2.1 million increase in nonresidential property mortgage loans, a $1.0 million increase in land mortgage loans and a $1.0 million increase in multifamily mortgage loans. Loans receivable, net, also increased due to a $3.2 million increase in non-mortgage commercial loans. The increases in mortgage loans were attributable to market demand unaffected by any promotional interest rate pricing or other promotions. The increase in loans receivable, net, was funded primarily through an increase in deposits before withdrawals to purchase common stock issued in the Conversion.

      Deposit accounts decreased $7.8 million as a result of $20.0 million of withdrawals used to purchase stock issued in the Conversion. This decrease was offset by an increase in deposit accounts of $12.2 million. The increase in deposits was the result of interest credited to deposit accounts during the period, a special checking account promotion and deposits of funds by account holders who had been issued stock in the Conversion but sold their stock after issuance. Stock subscription escrow accounts decreased by $259.3 million as a result of $61.4 million of stock issued in the Conversion funded by the escrow accounts and refunds to subscribers of $197.9 million.

      Stockholders' equity increased by $82.2 million as a result of net proceeds received in the Conversion of $79.9 million, net income of $2.0 million and allocation of ESOP shares of $266,000.

      Nonperforming assets and troubled debt restructurings increased by $382,000, or 13.8%, to $3.3 million at September 30, 1997 from $2.9 million at June 30, 1997. The increase was due primarily to a $359,000 increase in construction loans contractually past due more than 90 days and still accruing.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

      NET INCOME. Net income increased to $2.0 million for the three months ended September 30, 1997 from a $36,000 net loss for the three months ended September 30, 1996 primarily as a result of increased investment income, increased noninterest income and decreased noninterest expense offset partially by an increased provision for income taxes due to increased income before income taxes. The increase in investment income is principally the result of additional investable funds as the result of the Conversion in the three months ended September 30, 1997. The decrease in noninterest expense is principally the result of decreased federal deposit insurance premiums which were impacted in the quarter ended September 30, 1996 by the legislatively-mandated, one-time assessment levied by the Federal Deposit Insurance Corporation ("FDIC") on all institutions insured by the Savings Association Insurance Fund ("SAIF") to recapitalize the SAIF.

      NET INTEREST INCOME. Net interest income increased 54.5% to $5.1 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996. Investment income increased 34.3% to $9.4 million for the three months ended September 30, 1997 from $7.0 million for the three months ended September 30, 1996 as a result of an increase in the average balance of interest-earning assets to $478.9 million from $347.9 million more than offsetting a decrease in average yield on interest-earning assets to 7.86% from 8.02%. The decrease in the average yield on interest-earning assets was due primarily to the subscription funds held prior to the consummation of the Conversion and proceeds of the Conversion being invested primarily in overnight interest-bearing deposits during the quarter ended September 30, 1997. The average balance of interest-earning assets increased as a result of the holding of subscription escrow accounts prior to the consummation of the Conversion which were invested in overnight interest-bearing deposits, the net proceeds retained from the Conversion and an increase in the average balance of loans receivable.

      Interest expense increased 16.2% to $4.3 million for the three months ended September 30, 1997 from $3.7 million for the three months ended September 30, 1996 as a result of an increase in the average balance of deposits to $369.9 million from $310.0 million in the comparable three month period. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits to 4.65% for the three months ended September 30, 1997 from 4.83% for the three months ended September 30, 1996. The average balance of deposits during the quarter ended September 30, 1997 includes the average balance of the special escrow accounts established to hold subscription funds received in connection with the Conversion. These accounts amounted to $259.3 million and were outstanding for approximately two weeks during the quarter. The average balance also increased as a result of increases in average deposit balances as the result of various deposit promotions that have increased deposit balances since the prior year's quarter and was offset by the withdrawal of approximately $20.0 million of deposits to fund stock purchases in the Conversion as discussed under "Comparison of Financial Condition at September 30, 1997 and June 30, 1997." The decrease in the average cost of deposits resulted from the passbook rate of interest (2.5%) being paid on the subscription escrow accounts and an increase in the amount of deposits in lower cost negotiable order of withdrawal ("NOW") and passbook accounts as a result of promotions of NOW and passbook accounts. Interest rate spread increased to 3.21% for the three months ended September 30, 1997 from 3.19% for the three months ended September 30, 1996.

      PROVISION FOR LOAN LOSSES. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Company classifies according to OTS regulations. The Company gives greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses.

      The provision for loan losses was $90,000 for the three months ended September 30, 1997 compared to $29,000 for the three months ended September 30, 1996. Although classified assets decreased slightly during the three months ended September 30, 1997, management deemed the increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth and composition of the loan portfolio. Although no assurances can be given, management expects classified assets to increase moderately based upon its expectation for continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending. Management deemed the allowance for loan losses adequate at September 30, 1997.

      NONINTEREST INCOME. Noninterest income increased to $449,000 for the three months ended September 30, 1997 from $308,000 for the three months ended September 30, 1996, primarily as a result of an increase in service charges and fees. Service charges and fees increased to $329,000 for the three months ended September 30, 1997 from $269,000 for the three months ended September 30, 1996 primarily as a result of increased income associated with the origination and sale of FHA and VA mortgage loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net increased to $120,000 for the three months ended September 30, 1997 from $55,000 for the three months ended September 30, 1996, which was attributable partially to income of $9,000 in the current period (versus a $29,000 loss in the same period for the previous year) representing the Company's share of net income of the mortgage banking company in which the Association's service corporation subsidiary has an equity investment.

      NONINTEREST EXPENSE. Noninterest expense was $2.2 million for the three months ended September 30, 1997 compared to $3.6 million for the same period in 1996. This decrease resulted primarily from the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Association's assessment amounted to $1.8 million and was accrued during the quarter ended September 30, 1996. Prior to the SAIF recapitalization, the Association's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. Employee compensation and benefits, increased to $1.2 million for the three months ended September 30, 1997 from $843,000 for the three months ended September 30, 1996 primarily as a result of the hiring of additional personnel to staff two new branch offices, the establishment of a commercial lending department, normal annual salary increases and implementation of the Association's Employee Stock Ownership Plan. The increases in other categories of other operating expenses generally are attributable to the growth of the Company, additional costs associated with operating as a public company and to inflation. The Company anticipates that other operating expenses continue to increase in subsequent periods as a result of increased costs associated with operating as a public company. The two new branch offices also will contribute to increased operating expenses in future periods.

      INCOME TAXES. The provision for income taxes was $1.2 million for the three months ended September 30, 1997 compared to a benefit of $22,000 for the three months ended September 30, 1996 as a result of higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1997, cash and cash equivalents totaled $71.5 million, or 14.8% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $12.2 million. At September 30, 1997, the Association also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $40.0 million.

      As of September 30, 1997, the Association's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1997, under regulations of the Office of Thrift Supervision, the Association's actual tangible, core and risk-based capital ratios were 17.7%, 17.7% and 31.5%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

      At September 30, 1997, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $5.8 million ($4.9 million at fixed rates ranging from 6.75% to 9.00%). In addition, at September 30, 1997, the unused portion of lines of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $32.3 million.

                          FIRSTSPARTAN FINANCIAL CORP.

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------
            Not applicable

ITEM 2.     Changes in Securities
            ---------------------
            Not applicable

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------
            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Not applicable

ITEM 5.     Other Information
            -----------------
            None

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a)   Exhibits

                  (3) (a) Certificate of incorporation of the Registrant*
                  (3) (b) Bylaws of the Registrant*
                  (10) (a) Employment Agreement with Billy L. Painter**
                  (10) (b) Employment Agreement with Hugh H. Brantley**
                  (10) (c) Employment Agreement with J. Stephen Sinclair**
                  (10) (d) Employment Agreement with R. Lamar Simpson
                  (10) (e) Severance Agreement with Rand Peterson**
                  (10) (f) Severance Agreement with Thomas Bridgeman**
                  (10) (g) Severance Agreement with Katherine A. Dunleavy
                  (10) (h) Employee Severance Compensation Plan**
                  (10) (i) Employee Stock Ownership Plan**
                  (21) Subsidiaries of the Registrant**
                  (27) Financial Data Schedule

            (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended September 30, 1997.

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015).
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRSTSPARTAN FINANCIAL CORP.

Date: October 28, 1997               By:/s/BILLY L. PAINTER
                                        --------------------
                                        Billy L. Painter
                                        President and Chief Executive Officer

Date: October 28, 1997               By:/s/R. LAMAR SIMPSON
                                        --------------------
                                        R. Lamar Simpson
                                        Treasurer, Secretary and Chief
                                           Financial Officer

                                   Exhibit 10 (d)
                    Employment Agreement with R. Lamar Simpson

                              EMPLOYMENT AGREEMENT

      THIS AGREEMENT is made effective as of October 1, 1997, by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"), FIRSTSPARTAN FINANCIAL CORP. (the "COMPANY"), a Delaware corporation; and R. LAMAR SIMPSON ("EXECUTIVE").

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

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      During the period of his employment hereunder, EXECUTIVE agrees to serve as Chief Financial Officer of the ASSOCIATION. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the ASSOCIATION. Executive shall render administrative and management duties to the ASSOCIATION such as are customarily performed by persons situated in a similar executive capacity.

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

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The ASSOCIATION shall pay EXECUTIVE as compensation a salary of $86,100.00 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the ASSOCIATION. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the ASSOCIATION shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the ASSOCIATION.

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

5.    CHANGE IN CONTROL.

      (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the ASSOCIATION. For purposes of this Agreement, a "Change in Control" of the COMPANY or the ASSOCIATION shall be deemed to occur if and when (a) there occurs a change in control of the ASSOCIATION or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the ASSOCIATION representing 25% or more of the combined voting power of theCOMPANY's or the ASSOCIATION's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the ASSOCIATION changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the ASSOCIATION approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the ASSOCIATION's assets, or a plan of partial or complete liquidation.

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

      (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the ASSOCIATION shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

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

      (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

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

      (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

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

13. EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment or severance agreement between the ASSOCIATION or any predecessor of the ASSOCIATION, the COMPANY and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

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

      IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 1st day of October, 1997.

ATTEST:                FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG


/s/E.L. Sanders                                 BY:/s/Billy L. Painter
----------------                                   --------------------
     [SEAL]

ATTEST:                                   FIRSTSPARTAN FINANCIAL CORP.

/s/E.L. Sanders                                 BY:/s/Billy L. Painter
---------------                                    --------------------
     [SEAL]

WITNESS:

/s/Kelley R. Theus                                 /s/R. Lamar Simpson
-------------------                                --------------------
                                                      R. LAMAR SIMPSON

                                   Exhibit 10 (g)
                    Severance Agreement with Katherine A. Dunleavy

                                   AGREEMENT

      This AGREEMENT is made effective as of October 1, 1997 by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG (the "ASSOCIATION"); FIRSTSPARTAN FINANCIAL CORP. ("COMPANY"); and KATHERINE A. DUNLEAVY ("EXECUTIVE").

      WHEREAS, the ASSOCIATION recognizes the substantial contribution EXECUTIVE has made to the ASSOCIATION and wishes to protect her position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

      WHEREAS, EXECUTIVE serves in the position of Senior Vice President of the ASSOCIATION, a position of substantial responsibility;

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

2. PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate her employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in her annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of her principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

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

      (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to her a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for her, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.    TERMINATION

      (a) Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the ASSOCIATION shall be obligated to pay EXECUTIVE, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay, a sum equal to two (2) times EXECUTIVE's "annual compensation" as defined herein. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for the Participant's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the Participant receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of her termination.

      (b) Upon the occurrence of a Change in Control of the ASSOCIATION followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the ASSOCIATION shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the ASSOCIATION for EXECUTIVE prior to her severance. Such coverage and payments shall cease upon expiration of twenty-four (24) months from the date of EXECUTIVE's termination.

      (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

      (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.

ss.1828(k) and any regulations promulgated thereunder.

4.    EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the ASSOCIATION and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to her without reference to this Agreement.

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

14.   SIGNATURES

      IN WITNESS WHEREOF, the ASSOCIATION and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 1st day of October, 1997.


ATTEST:                FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF SPARTANBURG

/s/E.L. Sanders                              BY:/s/Billy L. Painter
----------------                                --------------------
     [SEAL]

ATTEST:                                   FIRSTSPARTAN FINANCIAL CORP.

/s/R. Lamar Simpson                          BY:/s/Billy L. Painter
--------------------                            --------------------
     [SEAL]

WITNESS:

/s/R. Lamar Simpson                             /s/Katherine A. Dunleavy
--------------------                            -------------------------
                                                   KATHERINE A. DUNLEAVY