Form 10-K405/A
period 1997-06-30
FIRSTSPARTAN FINANCIAL CORP
filed 1998-02-06
CIK 1035240

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   ___________________________

                           FORM 10-K/A

[X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 1997          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                Commission File Number:  0-22445

                 FIRSTSPARTAN FINANCIAL CORP.
------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                 Delaware                                     56-2015272
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                          Identification No.)

380 E. Main Street, Spartanburg, South Carolina                   29302
-----------------------------------------------            -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (864) 582-2391
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -------------------
Securities registered pursuant to Section
 per share 12(g) of the Act:                     Common Stock, par value $0.01
                                                 -----------------------------
                                                       (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                    ----      ----

    Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.  YES   X    NO
                                          ----      ----

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

               DOCUMENTS INCORPORATED BY REFERENCE

                              None

The Registrant hereby amends Part II, Item 7A of its Annual Report for the fiscal year ended June 30, 1997 as follows:

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

    Quantitative Aspects of Market Risk. The Association does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Association is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Association interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. -- Description of Business -- Lending Activities -- Maturity of Loan Portfolio," "-- Investment Activities," "-- Deposit Activities and Other Sources of Funds -- Time Deposits by Maturities" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management."

    Qualitative Aspects of Market Risk. The Association's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Association has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Association's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and periodically selling fixed-rate one- to- four family mortgage loans. In addition, the Association maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between one and five years. The Association relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Association promotes transaction accounts and certificates of deposit with terms up to four years. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" for further information.

                           SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRSTSPARTAN FINANCIAL CORP.


Date: February 6, 1998        By:  /s/ Billy L. Painter
                                   ------------------------------------------
                                   Billy L. Painter
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)