Form 10-Q
period 1997-12-31
FIRSTSPARTAN FINANCIAL CORP
filed 1998-02-11
CIK 1035240

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                          FORM 10-Q

(Mark One)

{ X } Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1997

{   } Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period from
      to                                                  ---------------
         ----------------
       Commission File Number:   0-22445
                                 -------

                           FIRSTSPARTAN FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

        Delaware                                      56-2015272
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             380 East Main Street, Spartanburg, South Carolina 29302
             -------------------------------------------------------
                     (Address of principal executive office)

                                  (864) 582-2391
                                ------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X          No
                            -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 4,430,375 as of February 11, 1998.
                                     ---------

                             FIRSTSPARTAN FINANCIAL CORP.

                                   Table of Contents


                                                                          Page
Part I.       Financial Information
-------       ---------------------

Item 1.       Financial Statements  (unaudited)

              Consolidated Balance Sheets at December 31, 1997
              and June 30, 1997                                             1

              Consolidated Statements of Income for the Three and
              Six-Month Periods Ended December 31, 1997 and 1996            2

              Consolidated Statements of Cash Flows for the Three and
              Six-Month Periods Ended December 31, 1997 and 1996          3-4

              Notes to Consolidated Financial Statements                    5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6-11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   12

Part II.      Other Information
--------      ------------------                                        13-14

Signatures                                                                 15

ITEM 1.  FINANCIAL STATEMENTS

                                FIRSTSPARTAN FINANCIAL CORP.
                                CONSOLIDATED BALANCE SHEETS
                             (In Thousands, Except Share Data)
                                        (Unaudited)
                                               December 31,       June 30,
ASSETS                                            1997              1997
                                               -----------        --------

Cash                                            $  7,678          $  6,688
Federal funds sold and overnight
 interest-bearing deposits                        58,446           270,384
                                              ----------        - --------
  Total cash and cash equivalents                 66,124           277,072
Investment securities available-for-sale
 - at fair value (amortized cost: $17,347
 and $10,172 at December 31, 1997 and
 June 30, 1997, respectively)                     17,394            10,201
Mortgage-backed securities held-to-maturity
 - at amortized cost (fair value: $105 and
 $125 at December 31, 1997 and
 June 30, 1997, respectively)                        105               121

Loans receivable, net                            396,367           362,728
Loans held-for-sale - at lower of cost
 or market (market value: $1,292 and
 $1,617 at December 31, 1997 and
 June 30, 1997, respectively)                      1,292             1,617
Office properties and equipment, net               7,398             6,594
Federal Home Loan Bank of Atlanta Stock -
 at cost                                           3,011             3,011
Accrued interest receivable                        2,833             2,590
Real estate acquired in settlement of loans           36                36
Other assets                                         759             1,476
                                              ----------        ----------
TOTAL ASSETS                                  $  495,319        $  665,446
                                              ==========        ==========

LIABILITIES AND EQUITY

LIABILITIES:
 Deposit accounts                             $  358,057        $  353,193
 Stock subscription escrow accounts                                259,329
 Advances from borrowers for taxes
  and insurance                                      414             1,001
 Other liabilities                                 6,090             4,945
                                              ----------        ----------
     Total liabilities                           364,561           618,468
                                              ----------        ----------
EQUITY:
 Common stock, $0.01 par value:
   Authorized 12,000,000 shares; issued
    and outstanding December 31, 1997
    - 4,430,375 shares                                44
 Additional paid in capital                       87,280
 Unallocated ESOP shares                          (6,737)
 Retained earnings                                50,142            46,960
 Unrealized gain on securities
  available-for-sale, net of taxes                    29                18
                                              ----------        ----------
     Total equity                                130,758            46,978
                                              ----------        ----------
TOTAL LIABILITIES AND EQUITY                  $  495,319        $  665,446
                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                                  FIRSTSPARTAN FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF INCOME
                             (In Thousands, Except Per Share Data)
                                           (Unaudited)

                                  Three Months Ended          Six Months Ended
                                     December 31,                December 31,
                                  ------------------          ----------------
                                  1997          1996          1997        1996
                                  ----          ----          ----        ----
INVESTMENT INCOME:
 Interest on loans           $   7,922     $   6,723     $  15,548   $  13,305
 Interest and dividends on
  investment securities,
  mortgage-backed securities
  and other                      1,293           437         3,078         852
                             ---------     ---------     ---------   ---------
 Total investment income         9,215         7,160        18,626      14,157

INTEREST EXPENSE:
 Deposit accounts                4,292         3,828         8,591       7,568
                             ---------     ---------     ---------   ---------
NET INTEREST INCOME              4,923         3,332        10,035       6,589

PROVISION FOR LOAN LOSSES           90           646           180         675
                             ---------     ---------     ---------   ---------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES       4,833         2,686         9,855       5,914
                             ---------     ---------     ---------   ---------
NONINTEREST INCOME (LOSS):
 Service charges and fees          364           275           693         544
 Gain on sale of mortgage
  loans                                           37                        37
 Loss on sale of investments                                              (16)
 Other, net                        123            30           243          85
                             ---------     ---------     ---------   ---------
 Total noninterest income,
  net                              487           342           936         650
                             ---------     ---------     ---------   ---------
NONINTEREST EXPENSE:
 Employee compensation
  and benefits                   1,274           890         2,481       1,733
 Federal deposit insurance
  premium                           79           137           156       2,131
 Occupancy and equipment
  expense                          262           295           510         497
 Computer services                 168           125           321         250
 Advertising and promotions        127           150           260         235
 Office supplies, postage,
  printing, etc.                   138           114           284         246
 Other                             363           287           610         500
                             ---------     ---------     ---------   ---------
 Total noninterest expense       2,411         1,998         4,622       5,592
                             ---------     ---------     ---------   ---------
INCOME BEFORE INCOME TAXES       2,909         1,030         6,169         972

PROVISION FOR INCOME TAXES       1,150           387         2,375         365
                             ---------     ---------     ---------   ---------
NET INCOME                   $   1,759     $     643     $   3,794   $     607
                             =========     =========     =========   =========
Basic earnings per share     $    0.43     $     N/A     $    0.93   $     N/A
                             =========     =========     =========   =========
Weighted average shares
  outstanding(1)                 4,088           N/A         4,084         N/A
                             =========     =========     =========   =========

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

                                 FIRSTSPARTAN FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                        (Unaudited)

                                   Three Months Ended         Six Months Ended
                                      December 31,               December 31,
                                   ------------------         ----------------
                                   1997        1996           1997        1996
                                   ----        ----           ----        ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                    $  1,759      $  643       $  3,794     $  607
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Provision for loan losses           90         646            180        675
 Deferred income tax benefit        (12)       (216)           (56)      (325)
 Amortization of deferred income     (1)        (53)           (33)       (83)
 Accretion of discounts on
  investment and mortgage-backed
  securities                                     (5)                      (11)
 Depreciation                       141         188            279        300
 Allocation of ESOP shares
  at fair value                     384                        651
 Decrease (increase) in other
  assets                            (95)        126            474       (306)
 Additions to loans held-for-
  sale                           (1,555)     (1,473)        (3,813)    (6,031)
 Proceeds from sale of loans
  held-for-sale                   2,143       4,045          4,138      6,535
 Gain on sale of loans
  held-for-sale                                 (37)                      (37)
 Loss on disposal of property
  and equipment                                  16                        16
 Loss on sale of real estate
  acquired in settlement of
  loans                                          16
 Loss on sale of investments
  available-for-sale                                                       16
 Increase (decrease) in other
  liabilities                    (1,115)        (809)          606         41
                               --------       -------      --------   --------
Net cash provided by operating
  activities                      1,739        3,087         6,220      1,397
                               --------       -------      --------   --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Net loan originations and
  principal collections        (12,353)       (4,146)      (23,678)   (14,208)
 Purchase of loans              (5,007)       (2,987)      (10,108)    (3,204)
 Purchase of investment
  securities                    (2,104)          (84)      (10,174)    (1,226)
 Proceeds from sale of
  investment securities
   available-for-sale                                                   5,000
 Proceeds from maturities of
  investment securities
   available-for-sale            1,000                       3,000      1,000
 Principal collections from
  mortgage-backed securities        11            25            16         68
 Proceeds from sale of real
  estate acquired in settle-
  ment of loans                                    1                       58
 Purchase of property and
  equipment                       (668)         (420)       (1,083)      (685)
                               --------       -------      --------   --------
Net cash used in investing
 activities                    (19,121)       (7,611)      (42,027)   (13,197)
                               --------       -------      --------   --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net increase in deposits       12,613        11,988        24,906     18,120
 Stock subscription refunds                              (197,851)
 Stock issuance costs                                      (1,584)

       Dividends paid             (612)                      (612)
                               -------       -------      --------   --------
     Net cash provided by
     (used in) financing
      activities              $ 12,001     $ 11,988     $(175,141)   $ 18,120
                              --------      -------     ---------    --------

                            FIRSTSPARTAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                             Three Months Ended       Six Months Ended
                               December 31,             December 31,
                             ------------------       ----------------
                             1997        1996         1997        1996
                             ----        ----         ----        ----

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                $ (5,381)    $ 7,464     (210,948)       6,320
                            ---------    -------     ---------       -----

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD       71,505       9,640      277,072       10,784
                           ---------     -------     ---------       -----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD        $    66,124 $    17,104  $    66,124  $    17,104
                         =========== ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:
 Cash paid during the
  period for:
   Interest              $     4,160  $     3,582  $     8,604 $     7,279
                         ===========  ===========  =========== ===========
   Income taxes          $     2,360  $       394  $     2,435 $       469
                         ===========  ===========  =========== ===========
 Transfers from loans
  to real estate
  acquired in
  settlement of loans    $           $        (4) $            $       102
                         =========== ===========  ===========  ===========
 Change in unrealized
  gain (loss) on
  available-for-sale
  investments and
  marketable
  equity securities      $       (12)$      (170) $        19 $      (118)
                         =========== ===========  =========== ===========
 Increase (decrease)
  in deferred tax
  asset related to
  unrealized gain on
  investments            $         5 $      (26)  $        (8)$       (46)
                         =========== ===========  =========== ===========
 Sale of common stock
  funded by
  subscription
  escrow accounts        $           $            $    61,478 $
                         =========== ===========  =========== ===========
 Sale of common stock
  funded by deposit
  accounts               $           $            $ 20,042    $
                         =========== ===========  =========== ===========

See accompanying notes to consolidated financial statements.

                             FIRSTSPARTAN FINANCIAL CORP.
                    Notes to Consolidated Financial Statements

1.     Basis of Presentation

       FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Spartanburg (now known as First Federal Bank) ("First Federal" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Company. Information set forth in this report relating to periods prior to the Conversion, including consolidated financial statements and related data, relates to First Federal and its subsidiary.

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

       The results of operations for the three and/or six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

2.     Earnings Per Share

       Earnings per share has been computed for the three and six months ended December 31, 1997 based upon weighted average common shares outstanding of 4,087,721 and 4,083,729, respectively. For the purposes of computing weighted average shares outstanding for the six months ended December 31, 1997, shares issued in the Conversion on July 8, 1997 were assumed to have been outstanding since July 1, 1997. Earnings per share for the three and six months ended December 31, 1996 is not presented as there was no common stock issued or outstanding.

       Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1997 and June 30, 1997

       Total assets were $495.3 million at December 31, 1997 and $665.4
       million at June 30, 1997, a decrease of $170.1 million or 25.6%.   This
       decrease resulted primarily from a $211.9 million decrease in federal funds sold and overnight interest-bearing deposits offset by an increase of $33.6 million, or 9.3%, in loans receivable, net, and an increase of $7.2 million, or 70.6%, in investment securities available-for-sale. The primary reason for the decrease in interest-bearing deposits was the refund of subscription escrow accounts of $197.9 million related to the Conversion. Loans receivable, net, increased primarily as a result of an increase of $22.5 million in mortgage loans since June 30, 1997. Included in the $22.5 million increase was a $14.7 million increase in one- to- four family mortgage loans (including the purchase of $10.1 million of one-to- four family mortgage loans from the mortgage banking company in which the Bank's service corporation has an equity investment), a $5.8 million increase in multifamily and commercial and other mortgage loans and a $2.0 million increase in land mortgage loans. Loans receivable, net, also increased due to a $4.1 million increase in non-mortgage commercial business loans and a $3.8 million increase in home equity loans. The increase in loans was attributable to market demand unaffected by any promotional interest rate pricing or other promotions. The increase in loans receivable, net, was funded primarily through an increase in deposits before withdrawals to purchase common stock issued in the Conversion and the use of cash equivalents.

       Deposit accounts increased $4.9 million to $358.1 million at December 31, 1997 from $353.2 million at June 30, 1997. This increase is after approximately $20.0 million of withdrawals by depositors subsequent to June 30, 1997 to purchase stock issued in the Conversion. Excluding the effect of stock purchase withdrawals, there was an increase in deposit accounts of $24.9 million. The increase in deposits was the result of interest credited to deposit accounts during the period, the effect of two recently opened branch officers, a special checking account promotion and deposits of funds by account holders who had been issued stock in the Conversion but sold their stock after issuance. Stock subscription escrow accounts decreased by $259.3 million from June 30, 1997 to December 31, 1997 as a result of $61.4 million of stock issued in the Conversion funded by the escrow accounts and refunds to subscribers of $197.9 million.

       Stockholders' equity increased by $83.8 million from June 30, 1997 to December 31, 1997 as a result of net proceeds received in the Conversion of $79.9 million, net income of $3.8 million and allocation of shares under the Bank's Employee Stock Ownership Plan ("ESOP") with a market value of $650,000, offset by payment of dividends of $612,000.

       Nonperforming assets and troubled debt restructurings decreased by $608,000, or 21.0%, to $2.3 million at December 31, 1997 from $2.9 million at June 30, 1997. The decrease was due primarily to a $446,000 decrease in construction loans contractually past due more than 90 days and still accruing and a $285,000 decrease in troubled debt restructurings more than offsetting a $234,000 increase in construction loans accounted for on a nonaccrual basis.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and December 31, 1996

       Net Income.   Net income increased to $1.8 million for the three months
       ended December 31, 1997 from $643,000 for the three months ended December 31, 1996 primarily as a result of increased investment income offset partially by an increased provision for income taxes due to increased income before income taxes. The increase in investment income is principally the result of additional funds available for investment in the three-month period ended December 31, 1997 from the Conversion.

       Net Interest Income.   Net interest income increased 48.5% to $4.9
       million for the three months ended December 31, 1997 from $3.3 million for the three months ended December 31, 1996. Investment income increased 27.8% to $9.2 million for the three months ended December 31, 1997 from $7.2 million for the three months ended December 31, 1996 as a result of an increase in the average balance of interest-earning assets to $474.5 million from $356.9 million more than offsetting a decrease in average yield on interest-earning assets to 7.70% from 7.96% for the respective three-month periods. The decrease in the average yield on interest-earning assets was due principally to proceeds of the Conversion being invested principally in lower yielding overnight interest-bearing deposits during the quarter ended December 31, 1997. The average balance of interest-earning assets increased as a result of the net proceeds retained from the Conversion and an increase in the average balance of loans receivable.

       Interest expense increased 13.2% to $4.3 million for the three months ended December 31, 1997 from $3.8 million for the three months ended December 31, 1996 as a result of an increase in the average balance of deposits to $352.9 million from $317.4 million in the comparable three month period. The average cost of deposits also increased slightly to 4.83% for the three months ended December 31, 1997 from 4.79% for the three months ended December 31, 1996. The average balance increased as the result of the opening of two new branch offices and various deposit promotions that have increased deposit balances since the prior year's comparable quarter. Interest rate spread decreased to 2.88% for the three months ended December 31, 1997 from 3.17% for the three months ended December 31, 1996.

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

       The provision for loan losses was $90,000 for the three months ended December 31, 1997 compared to $646,000 for the three months ended December 31, 1996. Although classified assets decreased slightly during the three months ended December 31, 1997 management expects classified assets to increase moderately, although no assurances can be given that this will in fact occur. Management's expectation is based upon its anticipation of continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending. Management deemed the allowance for loan losses adequate at December 31, 1997.

       Noninterest Income.   Noninterest income increased to $487,000 for the
       three months ended December 31, 1997 from $342,000 for the three months ended December 31, 1996, primarily as a result of an increase in service charges and fees. Service charges and fees increased to $364,000 for the three months ended December 31, 1997 from $275,000 for the three months ended December 31, 1996 primarily as a result of increased income associated with the origination and sale of FHA and VA mortgage loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net increased to $123,000 for the three months ended December 31, 1997 from $30,000 for the three months ended December 31, 1996, partially attributable to income of $12,000 in the current three-month period versus a $69,000 loss for the same period for the previous year, representing the Company's share of net income of the mortgage banking company in which the Bank's service corporation subsidiary has an equity investment.

       Noninterest Expense.   Noninterest expense was $2.4 million for the
       three months ended December 31, 1997 compared to $2.0 million for the same period in 1996. Employee compensation and benefits, increased to $1.3 million for the three months ended December 31, 1997 from $890,000 for the three months ended December 31, 1996 primarily as a result of the hiring of additional personnel for two new branch offices which became fully operational during the quarter ended September 30, 1997, the establishment of a commercial lending department, normal annual salary increases and implementation of the Bank's ESOP. The increases in other categories of other operating expenses generally are attributable to the growth of the Company, additional costs associated with operating as a public company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating as a public company. The two new branch offices also will continue to contribute to increased operating expenses in future periods as will the two recently announced branch offices that are expected to open in the quarters ending March 31, 1998 and June 30, 1998, respectively.

       Income Taxes.   The provision for income taxes was $1.2 million for the
       three months ended December 31, 1997 compared to $387,000 for the three months ended December 31, 1996 as a result of higher income before income taxes.

Comparison of Operating Results for the Six Months Ended December 31, 1997 and December 31, 1996

       Net Income.   Net income increased to $3.8 million for the six months
       ended December 31, 1997 from $607,000 for the six months ended December 31, 1996 primarily as a result of increased investment income, increased noninterest income and decreased noninterest expense partially offset by an increased provision for income taxes due to increased income before income taxes. The increase in investment income is principally the result of additional funds available for investment from the Conversion in the six months ended December 31, 1997. The decrease in noninterest expense is principally the result of decreased federal deposit insurance premiums which were impacted in the six months ended December 31, 1996 by the legislatively-mandated, one-time assessment levied by the Federal Deposit Insurance Corporation ("FDIC") on all institutions insured by the Savings Association Insurance Fund ("SAIF") to recapitalize the SAIF.

       Net Interest Income.   Net interest income increased 51.5% to $10.0
       million for the six months ended December 31, 1997 from $6.6 million for the six months ended December 31, 1996. Investment income increased 31.0% to $18.6 million for the six months ended December 31, 1997 from $14.2 million for the six months ended December 31, 1996 as a result of an increase in the average balance of interest- earning assets to $475.2 million from $352.4 million more than offsetting a decrease in average yield on interest-earning assets to 7.78% from 8.03% for the respective six-month periods. The decrease in the average yield on interest-earning assets was due principally to stock subscription escrow funds held prior to the consummation of the Conversion and proceeds of the Conversion being invested principally in lower yielding overnight interest-bearing deposits during the six months ended December 31, 1997. The average balance of interest-earning assets increased as a result of the holding of stock subscription escrow funds prior to the consummation of the Conversion which were invested in overnight interest-bearing deposits, the net proceeds retained from the Conversion and an increase in the average balance of loans receivable.

       Interest expense increased 13.2% to $8.6 million for the six months ended December 31, 1997 from $7.6 million for the six months ended December 31, 1996 as a result of an increase in the average balance of deposits to $361.4 million from $313.7 million in the comparable six-month period. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits to 4.72% for the six months ended December 31, 1997 from 4.82% for the six months ended December 31, 1996. The average balance of deposits during the six months ended December 31, 1997 includes the average balance of the special escrow accounts established to hold subscription funds received in connection with the Conversion. These accounts amounted to $259.3 million and were outstanding for approximately two weeks during the six-month period ended December 31, 1997. The average balance also increased as the result of the opening of two new branch offices and various deposit promotions that have increased deposit balances since the prior year's comparable quarter and was offset by the withdrawal of approximately $20.0 million of deposits to fund stock purchases in the Conversion as discussed under "Comparison of Financial Condition at December 31, 1997 and June 30, 1997." The decrease in the average cost of deposits resulted from the passbook rate of interest (2.5%) being paid on the subscription escrow accounts and an increase in the amount of deposits in lower cost negotiable order of withdrawal ("NOW") and passbook accounts as a result of promotions of NOW and passbook accounts. Interest rate spread decreased to 3.06% for the six months ended December 31, 1997 from 3.21% for the six months ended December 31, 1996.

       Provision for Loan Losses. The provision for loan losses was $180,000 for the six months ended December 31, 1997 compared to $675,000 for the six months ended December 31, 1996. Although classified assets decreased slightly during the six months ended December 31, 1997 management expects classified assets to increase moderately although no assurances can be given that this will in fact occur. Management's expectation is based upon its anticipation of continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending.

       Noninterest Income.   Noninterest income increased to $936,000 for the
       six months ended December 31, 1997 from $650,000 for the six months ended December 31, 1996, primarily as a result of an increase in service charges and fees. Service charges and fees increased to $693,000 for the six months ended December 31, 1997 from $544,000 for the six months ended December 31, 1996 primarily as a result of increased income associated with the origination and sale of FHA and VA mortgage loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net increased to $243,000 for the six months ended December 31, 1997 from $85,000 for the six months ended December 31, 1996, partially attributable to income of $22,000 in the current six-month period versus a $98,000 loss for the same period in the previous year, representing the Company's share of net income of the mortgage banking company in which the Bank's service corporation subsidiary has an equity investment.

       Noninterest Expense.   Noninterest expense was $4.6 million for the six
       months ended December 31, 1997 compared to $5.6 million for the same period in 1996. This decrease resulted primarily from the FDIC special assessment in 1996 on all SAIF-insured institutions to recapitalize the SAIF. The Association's assessment amounted to $1.8 million and was accrued during the quarter ended December 31, 1996. Prior to the SAIF recapitalization, the Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. Employee compensation and benefits, increased to $2.5 million for the six months ended December 31, 1997 from $1.7 for the six months ended December 31, 1996 primarily as a result of the hiring of additional personnel for two new branch offices that became fully operational during the quarter ended September 30, 1997, the establishment of a commercial lending department, normal annual salary increases and implementation of the Bank's ESOP. The increases in other categories of other operating expenses generally are attributable to the growth of the Company, additional costs associated with operating as a public company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating as a public company. The two new branch offices also will continue to contribute to increased operating expenses in future periods as will the two recently announced branch offices that are expected to open in the quarters ending March 31, 1998 and June 30, 1998, respectively.

       Income Taxes.   The provision for income taxes was $2.4 million for the
       six months ended December 31, 1997 compared to $365,000 for the six months ended December 31, 1996 as a result of higher income before income taxes.

Liquidity and Capital Resources

       The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1997, cash and cash equivalents totaled $66.1 million, or 13.3% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $10.3 million. At December 31, 1997, the Bank also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $40.0 million.

       As of December 31, 1997, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 1997, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 19.0%, 19.0% and 31.6%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

       At December 31, 1997, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $3.0 million ($2.2 million at fixed rates ranging from 6.75% to 9.00%). In addition, at December 31, 1997, the unused portion of lines of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $39.3 million. Furthermore, at December 31, 1997, the Company had certificates of deposit scheduled to mature in one year or less of $186.7 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of December 31, 1997 than presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

                             FirstSpartan Financial Corp.

Part II.  Other Information

Item 1.       Legal Proceedings
              -----------------
              Not applicable

Item 2.       Changes in Securities and Use of Proceeds
              ------------------------------------------
              Not applicable

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              Not applicable

Item 5.       Other Information
              -----------------
              None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)     Exhibits

                   (3)(a)    Certificate of Incorporation of the Registrant*
                   (3)(b)    Bylaws of the Registrant*
                   (10)(a)   Employment Agreement with Billy L. Painter**
                   (10)(b)   Employment Agreement with Hugh H. Brantley**
                   (10)(c)   Employment Agreement with J. Stephen Sinclair**
                   (10)(d)   Employment Agreement with R. Lamar Simpson***
                   (10)(e)   Severance Agreement with Rand Peterson**
                   (10)(f)   Severance Agreement with Thomas Bridgeman**
                   (10)(g)   Severance Agreement with Katherine A. Dunleavy***
                   (10)(h)   Employee Severance Compensation Plan**
                   (10)(i)   Employee Stock Ownership Plan**
                   (10)(j)   Registrant's 1997 Stock Option Plan****
                   (10)(k) Registrant's Management Recognition and Development Plan****
                   (21)      Subsidiaries of the Registrant**
                   (27)      Financial Data Schedule

           (b)     Reports on Form 8-K:

                   On December 3, 1997, Form 8-K was filed reporting that First Federal intends to open two new branch offices in Greenville County, South Carolina.

--------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FirstSpartan Financial Corp.

Date: February 11, 1998             By:  /s/ Billy L. Painter
                                         -------------------------------------
                                         Billy L. Painter
                                         President and Chief Executive Officer


Date: February 11, 1998             By:  /s/ R. Lamar Simpson
                                         -------------------------------------
                                         R. Lamar Simpson
                                         Treasurer, Secretary and Chief
                                         Financial Officer