Form 10-Q
period 1998-03-31
FIRSTSPARTAN FINANCIAL CORP
filed 1998-04-30
CIK 1035240

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

{ X } Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

{   }  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period from             to
                                                    -----------    ----------
                    Commission File Number:   0-22445
                                              -------

                      FIRSTSPARTAN FINANCIAL CORP.
         (Exact name of Registrant as specified in its charter)


        Delaware                                        56-2015272
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


         380 East Main Street, Spartanburg, South Carolina 29302
         -------------------------------------------------------
                 (Address of principal executive office)

                             (864) 582-2391
                     -------------------------------
                     (Registrant's telephone number)

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

  Common Stock Issued and Outstanding: 4,340,875 as of April 27, 1998.
                                       ---------

                      FIRSTSPARTAN FINANCIAL CORP.


                            Table of Contents

                                                                      Page
Part I.   Financial Information                                       ----
------    ---------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at March 31, 1998
          and June 30, 1997                                             1

          Consolidated Statements of Income for the Three and
          Nine-Month Periods Ended March 31, 1998 and 1997              2

          Consolidated Statements of Cash Flows for the Three
          and Nine-Month Periods Ended March 31, 1998 and 1997        3-4

          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        6-12

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                         13

Part II.  Other Information                                         14-16
-------   -----------------

Signatures                                                             17

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         FIRSTSPARTAN FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars In Thousands, Except Share Data)
                                (Unaudited)

                                                  March 31,      June 30,
ASSETS                                                 1998           1997
                                                     ---------      --------

Cash                                               $    9,683    $     6,688
Federal funds sold and overnight
 interest-bearing deposits                             47,465        270,384
                                                   ----------    -----------
   Total cash and cash equivalents                     57,148        277,072
Investment securities available-for-
 sale - at fair value (amortized cost:
 $18,972 and $10,172 at March 31, 1998
 and June 30, 1997, respectively)                      19,019         10,201
Mortgage-backed securities held-to-maturity -
 at amortized cost (fair value: $98 and $125
 at March 31, 1998 and June 30, 1997, respectively)        97            121
Loans receivable, net                                 409,053        362,728
Loans held-for-sale - at lower of cost or market
 (market value: $3,291 and $1,617 at March 31,
 1998 and June 30, 1997, respectively)                  3,269          1,617
Office properties and equipment, net                    7,605          6,594
Federal Home Loan Bank of Atlanta Stock  - at cost      3,446          3,011
Accrued interest receivable                             2,726          2,590
Real estate acquired in settlement of loans                36             36
Other assets                                              925          1,476
                                                   ----------    -----------
TOTAL ASSETS                                       $  503,324    $   665,446
                                                   ==========    ===========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                 $  363,006    $   353,193
  Stock subscription escrow accounts                                 259,329
  Advances from borrowers for taxes and insurance         717          1,001
  Advances from Federal Home Loan Bank of Atlanta       2,000
  Other liabilities                                     5,267          4,945
                                                   ----------    -----------
   Total liabilities                                  370,990        618,468
                                                   ----------    -----------
EQUITY:
  Preferred stock, $0.01 par value:
    Authorized - 250,000 shares; none issued at
     March 31, 1998
  Common stock, $0.01 par value:
    Authorized - 12,000,000 shares; issued and
     outstanding March 31, 1998 - 4,430,375 shares         44
  Additional paid in capital                           87,440
  Unallocated ESOP shares                              (6,590)
  Retained earnings                                    51,411         46,960
  Unrealized gain on securities available-for-
   sale, net of taxes                                      29             18
                                                  -----------    -----------
   Total  equity                                      132,334         46,978
                                                  -----------    -----------

TOTAL LIABILITIES AND EQUITY                      $   503,324    $   665,446
                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                      FIRSTSPARTAN FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF INCOME
            (Dollars In Thousands, Except Per Share Data)
                             (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                          March 31,             March 31,
                                     ------------------    -----------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
INVESTMENT INCOME:
   Interest on loans                $ 8,210    $ 6,899   $ 23,758   $ 20,204
   Interest and dividends on
    investment securities,
    mortgage-backed securities
    and other                         1,066        393      4,144      1,245
                                    -------    -------   --------   --------
     Total investment income          9,276      7,292     27,902     21,449

INTEREST EXPENSE:
   Deposit accounts                   4,184      3,938     12,775     11,506
   Federal Home Loan Bank of
    Atlanta advances                      1                     1
                                    -------    -------   --------   --------
     Total interest expense           4,185      3,938     12,776     11,506
                                    -------    -------   --------   --------
NET INTEREST INCOME                   5,091      3,354     15,126      9,943

PROVISION FOR LOAN LOSSES               130         75        310        750
                                    -------    -------   --------   --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            4,961      3,279     14,816      9,193
                                    -------    -------   --------   --------
NONINTEREST INCOME (LOSS):
   Service charges and fees             375        268      1,068        812
   Gain on sale of mortgage loans       102                   102         37
   Loss on sale of investments                                           (16)
   Other, net                           174         80        417        165
                                    -------    -------   --------   --------
    Total noninterest income, net       651        348      1,587        998
                                    -------    -------   --------   --------
NONINTEREST EXPENSE:
   Employee compensation and
    benefits                          1,196        953      3,677      2,686
   Federal deposit insurance premium    114         72        270      2,203
   Occupancy and equipment expense      295        258        805        755
   Computer services                    165        130        486        380
   Advertising and promotions           161        110        421        345
   Office supplies, postage, printing,
    etc.                                197        144        481        390
   Other                                402        289      1,012        789
                                    -------    -------   --------   --------
    Total noninterest expense         2,530      1,956      7,152      7,548
                                    -------    -------   --------   --------
INCOME BEFORE INCOME TAXES            3,082      1,671      9,251      2,643

PROVISION FOR INCOME TAXES            1,205        625      3,580        990
                                    -------    -------   --------   --------
NET INCOME                          $ 1,877    $ 1,046   $  5,671   $  1,653
                                    =======    =======   ========   ========
Earnings per share                  $  0.46    $   N/A   $   1.39   $    N/A
                                    =======    =======   ========   ========
Weighted average shares
 outstanding  (1)                     4,098        N/A      4,088        N/A
                                    =======    =======   ========   ========

(1) FirstSpartan's initial public offering closed on July 8, 1997. For purposes of earnings per share calculations, shares issued on July 8, 1997 have been assumed to be outstanding as of July 1, 1997.

See accompanying notes to consolidated financial statements.

                       FIRSTSPARTAN FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars In Thousands)
                               (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                          March 31,             March 31,
                                     ------------------    -----------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                        $ 1,877    $ 1,046   $  5,671   $  1,653
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities:
  Provision for loan losses             130         75        310        750
  Deferred income tax benefit          (303)        (5)      (359)      (330)
  Amortization of deferred income      (114)       (38)      (147)      (121)
  Accretion of discounts on
   investment and mortgage-backed
   securities                                       (5)                  (16)
  Depreciation                          156        111        435        411
  Allocation of ESOP shares at
   fair value                           307                   958
  (Increase) decrease in other
   assets                               (59)      (194)       415       (500)
  Additions to loans held-for-
   sale                              (7,549)    (1,318)   (11,362)    (7,349)
  Proceeds from sale of loans
   held-for-sale                      5,674      1,885      9,812      8,420
  Gain on sale of loans held-
   for-sale                            (102)                 (102)       (37)
  Loss on disposal of property
   and equipment                                                          16
  Loss on sale of investments
   available-for-sale                                                     16
  (Decrease) increase in other
   liabilities                         (216)    (2,426)       390     (2,385)
    Net cash (used in) provided     -------   --------    -------   --------
     by operating activities           (199)      (869)     6,021        528
                                    -------   --------    -------   --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Net loan originations and
   principal collections             (6,703)   (11,595)   (30,381)   (25,803)
  Purchase of loans                  (5,999)    (2,811)   (16,107)    (6,015)
  Purchase of investment securities  (7,628)       (77)   (17,802)    (1,303)
  Proceeds from sale of investment
   securities available-for-sale                                       5,000
  Proceeds from maturities of
   investment securities
   available-for-sale                 6,002                 9,002      1,000
  Principal repayments and proceeds
   from maturities of mortgage-
   backed securities                      8                    24         68
  Proceeds from sale of real estate
   acquired in settlement of loans                                        58
  Purchase of Federal Home Loan Bank
   of Atlanta stock                    (435)      (205)      (435)      (205)
  Purchase of property and equipment   (363)      (697)    (1,446)    (1,382)
  Proceeds from sale of property and
  equipment                                        190                   190
   Net cash used in investing      --------    -------   --------   --------
    activities                      (15,118)   (15,195)   (57,145)   (28,392)
                                   --------    -------   --------   --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net increase in deposits            4,949     14,223     29,855     32,343
  Stock subscription refunds                             (197,851)
  Stock issuance costs                                     (1,584)
  Advances from Federal Home
   Loan Bank of Atlanta               2,000                 2,000
  Dividends paid                       (608)               (1,220)
   Net cash provided by (used in)  --------    -------  ---------   --------
    financing activities           $  6,341    $14,223  $(168,800)  $ 32,343
                                   --------    -------  ---------   --------

                       FIRSTSPARTAN FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars In Thousands)
                              (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                          March 31,             March 31,
                                     ------------------    -----------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                  $ (8,976)  $ (1,841)  (219,924)    4,479
                                   --------   --------   --------  --------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                 66,124     17,104    277,072    10,784
                                   --------   --------   --------  --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $ 57,148   $ 15,263   $ 57,148  $ 15,263
                                   ========   ========   ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for:
  Interest                         $  4,417   $  4,320   $ 13,021  $ 11,599
                                   ========   ========   ========  ========
  Income taxes                     $  1,516   $    651   $  3,876  $  1,120
                                   ========   ========   ========  ========
 Transfers from loans to real
  estate acquired in settlement
  of loans                         $          $      4   $         $    106
                                   ========   ========   ========  ========
 Increase in unrealized gain
  (loss) on available-for-sale
  investments and marketable
  equity securities                $     (1)  $     54   $     18  $    (64)
                                   ========   ========   ========  ========
 Increase (decrease) in deferred
  tax asset related to unrealized
  gain on investments              $      1   $     21   $     (7) $    (25)
                                   ========   ========   ========  ========
 Sale of common stock funded by
  subscription escrow accounts     $          $          $ 61,478  $
                                   ========   ========   ========  ========
 Sale of common stock funded by
  deposit accounts                 $          $          $ 20,042  $
                                   ========   ========   ========  ========

See accompanying notes to consolidated financial statements.

                      FIRSTSPARTAN FINANCIAL CORP.
              Notes to Consolidated Financial Statements

1.   Basis of Presentation

FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Bank ("First Federal" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Company. Information set forth in this report relating to periods prior to the Conversion, including consolidated financial statements and related data, relates to First Federal and its subsidiary.

The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and/or nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

2.   Earnings Per Share

Earnings per share has been computed for the three and nine months ended March 31, 1998 based upon weighted average common shares outstanding of 4,098,436 and 4,088,141, respectively. For the purposes of computing weighted average shares outstanding for the nine months ended March 31, 1998, shares issued in the Conversion on July 8, 1997 were assumed to have been outstanding since July 1, 1997. Earnings per share for the three and nine months ended March 31, 1997 is not presented as there was no common stock issued or outstanding.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share.
The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

3.   Share Repurchases

On March 30, 1998, the Company announced its intention to repurchase up to 4%, or 177,215 shares, of its common stock. No shares had been purchased as of March 31, 1998. As of April 27, 1998, 89,500 shares had been purchased at an average price of $45.94 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

Total assets were $503.3 million at March 31, 1998 and $665.4 million at June 30, 1997, a decrease of $162.1 million or 24%. This decrease resulted primarily from a $222.9 million decrease in federal funds sold and overnight interest-bearing deposits offset by an increase of $46.3 million, or 13%, in loans receivable, net, and an increase of $8.8 million, or 86%, in investment securities available-for-sale. The primary reason for the decrease in interest-bearing deposits was the refund of subscription escrow accounts of $197.9 million related to the Conversion. Loans receivable, net, increased primarily as a result of an increase of $34.0 million in mortgage loans since June 30, 1997. Included in the $34.0 million increase was a $26.2 million increase in one- to- four family mortgage loans (including the purchase of $16.1 million of one- to- four family mortgage loans from the mortgage banking company in which the Bank's service corporation has an equity investment), a $7.3 million increase in multifamily and commercial and other mortgage loans and a $0.5 million increase in land mortgage loans. Loans receivable, net, also increased due to a $6.9 million increase in non-mortgage commercial business loans and a $4.8 million increase in home equity loans. The increase in loans was attributable to market demand, emphasis on loan production in the branch network and having the commercial loan department become fully operational during the nine months ended March 31, 1998. The increase in loans receivable, net, was funded primarily through an increase in deposits before withdrawals to purchase common stock issued in the Conversion and the use of cash equivalents.

Deposit accounts increased $9.8 million to $363.0 million at March 31, 1998 from $353.2 million at June 30, 1997. This increase is after approximately $20.0 million of withdrawals by depositors subsequent to June 30, 1997 to purchase stock issued in the Conversion. Excluding the effect of stock purchase withdrawals, there was an increase in deposit accounts of $29.8 million. The increase in deposits was the result of interest credited to deposit accounts during the period, the effect of three recently opened branch offices, a special checking account promotion, and the deposit of funds by account holders who purchased stock in the Conversion but sold their stock after issuance. Stock subscription escrow accounts decreased by $259.3 million from June 30, 1997 to March 31, 1998 as a result of $61.4 million of stock issued in the Conversion funded by the escrow accounts and refunds to subscribers of $197.9 million. Advances from the FHLB of Atlanta increased to $2.0 million at March 31, 1998. There were no outstanding advances at June 30, 1997.

Stockholders' equity increased by $85.3 million from June 30, 1997 to March 31, 1998 as a result of net proceeds received in the Conversion of $79.9 million, net income of $5.7 million and allocation of shares under the Bank's Employee Stock Ownership Plan ("ESOP") with a market value of $0.9 million, offset by payment of dividends of $1.2 million.

Nonperforming assets decreased by $1.0 million, or 48%, to $1.1 million at March 31, 1998 from $2.1 million at June 30, 1997. The decrease was due primarily to a $1.3 million decrease in construction loans contractually past due more than 90 days and still accruing more than offsetting a $0.5 million increase in construction loans accounted for on a nonaccrual basis.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and March 31, 1997

Net Income. Net income increased to $1.9 million for the three months ended March 31, 1998 from $1.0 for the three months ended March 31, 1997 primarily as a result of increased investment income offset partially by an increased provision for income taxes due to increased income before income taxes. The increase in investment income is principally the result of additional funds from the Conversion available for investment and an increase in average loans outstanding during the three-month period ended March 31, 1998.

Net Interest Income.   Net interest income increased 50% to $5.1 million for
the three months ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997. Investment income increased 27% to $9.3 million for the three months ended March 31, 1998 from $7.3 million for the three months ended March 31, 1997 as a result of an increase in the average balance of interest-earning assets to $479.0 million from $364.9 million more than offsetting a decrease in average yield on interest-earning assets to 7.85% from 8.11% for the respective three-month periods. The decrease in the average yield on interest-earning assets was due principally to proceeds of the Conversion being invested primarily in lower yielding overnight interest-bearing deposits during the quarter ended March 31, 1998. The average balance of interest-earning assets increased as a result of the net proceeds retained from the Conversion and an increase in the average balance of loans receivable.

Interest expense increased 8% to $4.2 million for the three months ended March 31, 1998 from $3.9 million for the three months ended March 31, 1997 principally as a result of an increase in the average balance of deposits to $359.1 million from $328.4 million more than offsetting a decrease in the cost of deposits to 4.73% from 4.86% for the respective three-month periods. The average balance increased as the result of the opening of three new branch offices and various deposit promotions that have increased deposit balances since the prior year's comparable quarter.

Interest rate spread decreased to 3.12% for the three months ended March 31, 1998 from 3.25% for the three months ended March 31, 1997.

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

The provision for loan losses was $130,000 for the three months ended March 31, 1998 compared to $75,000 for the three months ended March 31, 1997. Classified assets were $4.1 million at March 31, 1998 compared to $3.3 million at December 31, 1997 and management expects classified assets to continue to increase moderately, although no assurances can be given that this will in fact occur. Management's expectation is based upon its anticipation of continued loan growth, particularly in the areas of construction, commercial real estate and consumer lending. Management deemed the allowance for loan losses adequate at March 31, 1998.

Noninterest Income.   Noninterest income increased to $651,000 for the three
months ended March 31, 1998 from $348,000 for the three months ended March 31, 1997, primarily as a result of the gain on sale of mortgage loans of $102,000 in the three months ended March 31, 1998. There was no gain on sale of mortgage loans during the three months ended March 31, 1997. The Bank periodically sells loans in response to interest rate changes, liquidity needs and other factors. Management cannot predict whether there will be any such gains in the future.

Service charges and fees increased to $375,000 for the three months ended March 31, 1998 from $268,000 for the three months ended March 31, 1997 primarily as a result of loan origination fee income recognized on loans sold of $36,000 and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net increased to $174,000 for the three months ended March 31, 1998 from $80,000 for the three months ended March 31, 1997. The increase was partially attributable to income of $46,000 in the current three-month period versus a $15,000 loss for the same period for the previous year, representing the Company's share of net income of the mortgage banking company in which the Bank's service corporation subsidiary has an equity investment.

Noninterest Expense.   Noninterest expense was $2.5 million for the three
months ended March 31, 1998 compared to $2.0 million for the same period in 1997. Employee compensation and benefits, increased to $1.2 million for the three months ended March 31, 1998 from $953,000 for the three months ended March 31, 1997 primarily as a result of the hiring of additional personnel for two new branch offices which became fully operational during the quarter ended September 30, 1997 and an additional branch which became fully operational during the quarter ended March 31, 1998, the establishment of a commercial lending department, normal annual salary increases and implementation of the
Bank's ESOP.   The increases in other categories of other operating expenses generally are attributable to the growth of the Company, additional costs associated with operating as a public company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating as a public company. The three recently opened branch offices referred to above also will continue to contribute to increased operating expenses in future periods as will three recently announced branch offices that are expected to open in calendar year 1998.

Income Taxes.   The provision for income taxes was $1.2 million for the three months ended March 31, 1998 compared to $625,000 for the three months ended March 31, 1997 as a result of higher income before income taxes.

Comparison of Operating Results for the Nine Months Ended March 31, 1998 and March 31, 1997

Net Income.   Net income increased to $5.7 million for the nine months ended
March 31, 1998 from $1.7 million for the nine months ended March 31, 1997 primarily as a result of increased investment income, increased noninterest income and decreased noninterest expense partially offset by an increased provision for income taxes due to increased income before income taxes. The increase in investment income is principally the result of additional funds available for investment from the Conversion and an increase in average loans outstanding during the nine months ended March 31, 1998. The decrease in noninterest expense is principally the result of decreased federal deposit insurance premiums which were impacted in the nine months ended March 31, 1997 by the legislatively-mandated, one-time assessment levied by the Federal Deposit Insurance Corporation ("FDIC") on all institutions insured by the Savings Association Insurance Fund ("SAIF") to recapitalize the SAIF.

Net Interest Income.   Net interest income increased 53% to $15.1 million for
the nine months ended March 31, 1998 from $9.9 million for the nine months ended March 31, 1997. Investment income increased 30% to $27.9 million for the nine months ended March 31, 1998 from $21.4 million for the nine months ended March 31, 1997 as a result of an increase in the average balance of interest-earning assets to $477.5 million from $356.5 million more than offsetting a decrease in average yield on interest-earning assets to 7.78% from 8.01% for the respective nine-month periods. The decrease in the average yield on interest-earning assets was due principally to stock subscription escrow funds held prior to the consummation of the Conversion and proceeds of the Conversion being invested principally in lower yielding overnight interest-bearing deposits during the nine months ended March 31, 1998. The average balance of interest-earning assets increased as a result of the holding of stock subscription escrow funds prior to the consummation of the Conversion which were invested in overnight interest-bearing deposits, the net proceeds retained from the Conversion and an increase in the average balance of loans receivable.

Interest expense increased 11% to $12.8 million for the nine months ended March 31, 1998 from $11.5 million for the nine months ended March 31, 1997 as a result of an increase in the average balance of deposits to $360.7 million from $318.5 million in the comparable nine-month period. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits to 4.72% for the nine months ended March 31, 1998 from 4.81% for the nine months ended March 31, 1997. The average balance of deposits during the nine months ended March 31, 1998 includes the average balance of the special escrow accounts established to hold subscription funds received in connection with the Conversion. These accounts amounted to $259.3 million and were outstanding for approximately two weeks during the nine-month period ended March 31, 1998. The average balance also increased as the result of the opening of three new branch offices and various deposit promotions that have increased deposit balances since the prior year's comparable quarter and was offset by the withdrawal of approximately $20.0 million of deposits to fund stock purchases in the Conversion as discussed under "Comparison of Financial Condition at March 31, 1998 and June 30, 1997." The decrease in the average cost of deposits resulted from the passbook rate of interest (2.5%) being paid on the subscription escrow accounts and an increase in the amount of deposits in lower cost negotiable order of withdrawal ("NOW") and passbook accounts as a result of promotions of NOW and passbook accounts. Interest rate spread decreased to 3.06% for the nine months ended March 31, 1998 from 3.20% for the nine months ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses was $310,000 for the nine months ended March 31, 1998 compared to $750,000 for the nine months ended March 31, 1997. See "Comparison of Operating Results for the Three Months Ended March 31, 1998 and March 31, 1997 - Provision for Loan Losses" for a discussion of management's process for determining the provision for loan losses.

Noninterest Income.   Noninterest income increased to $1.6 million for the
nine months ended March 31, 1998 from $1.0 million for the nine months ended March 31, 1997, primarily as a result of an increase in service charges and fees. Service charges and fees increased to $1.1 million for the nine months ended March 31, 1998 from $812,000 for the nine months ended March 31, 1997 primarily as a result of increased income associated with the origination and sale of FHA and VA mortgage loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net increased to $417,000 for the nine months ended March 31, 1998 from $165,000 for the nine months ended March 31, 1997, partially attributable to income of $67,000 in the current nine-month period versus a $113,000 loss for the same period in the previous year, representing the Company's share of net income of the mortgage banking company in which the Bank's service corporation subsidiary has an equity investment. Gain on sale of mortgage loans increased to $102,000 during the nine months ended March 31, 1998 from $37,000 for the nine months ended March 31, 1997.

Noninterest Expense.   Noninterest expense was $7.2 million for the nine
months ended March 31, 1998 compared to $7.5 million for the same period in 1997. This decrease resulted primarily from the FDIC special assessment in the nine months ended March 31, 1997 on all SAIF-insured institutions to recapitalize the SAIF. The Association's assessment amounted to $1.8 million and was accrued during the quarter ended September 30, 1997. Prior to the SAIF recapitalization, the Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. Employee compensation and benefits, increased to $3.7 million for the nine months ended March 31, 1998 from $2.7 million for the nine months ended March 31, 1997 primarily as a result of the hiring of additional personnel for three new branch offices that became fully operational during the nine months ended March 31, 1998, the establishment of a commercial lending department, normal annual salary
increases and implementation of the Bank's ESOP.   The increases in other
categories of other operating expenses generally are attributable to the growth of the Company, additional costs associated with operating as a public company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating as a public company. The three new branch offices also will continue to contribute to increased operating expenses in future periods as will the three recently announced branch offices that are expected to open during calendar year 1998.

Income Taxes.   The provision for income taxes was $3.6 million for the nine months ended March 31, 1998 compared to $1.0 million for the nine months ended March 31, 1997 as a result of higher income before income taxes.

Liquidity and Capital Resources

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $57.1 million, or 11% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $13.9 million. At March 31, 1998, the Bank also maintained, an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $40.0 million of which $2.0 million had been advanced. At April 24, 1998, $12.0 million had been advanced under the credit facility.

As of March 31, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1998, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 19.1%, 19.1% and 30.9%, respectively, compared to requirements of 1.5%, 4.0% and 8.0%, respectively.

At March 31, 1998, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $10.5 million ($7.7 million at fixed rates ranging from 6.5% to 10%). In addition, at March 31, 1998, the unsed portion of lines of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $44.7 million. Furthermore, at March 31, 1998, the Company had certificates of deposit scheduled to mature in one year or less of $192.2 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1998 than presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

                      FirstSpartan Financial Corp.

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On January 21, 1998, the Company held an annual meeting of shareholders for the following purposes:

          1. To elect two directors to serve for a term of three years;

          2. To vote upon a proposal to adopt the FirstSpartan Financial Corp. 1997 Stock Option Plan;

          3. To vote upon a proposal to adopt the FirstSpartan Financial Corp. Management Recognition and Development Plan;

          4. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 1998;

          5. To act upon such other matters as may properly come before the meeting or any adjournment's thereof.

          The results of the voting are set forth below:

          1.   Election of Directors:

                    Name                For                 Withheld
                    ----                ---                 --------
               E. Lea Salter        3,848,263                25,073
               R. Wesley Hammond    3,848,328                25,008

Directors continuing in office (and date of expiration of term) are: E.L. Sanders (1998), David E. Tate (1998), Billy L. Painter (1999), Robert L. Handell (1999) and Robert R. Odom (1999).

          2. Adoption of the FirstSpartan Financial Corp. Stock Option Plan:

                For       Against        Abstain        Non-Vote
                ---       -------        -------        --------
             2,912,998     98,926        10,704          850,708

          3. Adoption of the FirstSpartan Financial Corp. Management Recognition and Development Plan:

                For       Against        Abstain        Non-Vote
                ---       -------        -------        --------
             2,890,285    125,898        12,495          844,658

          4. Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 1998:

                For       Against        Abstain
                ---       -------        -------
             3,864,854      3,985         4,497

          5. Other Matters:

             No other matters came before the meeting.

Item 5.  Other Information

On April 15, 1998, the Company announced that First Federal plans to establish two new branch offices in Spartanburg County, South Carolina.

First Federal intends to open a branch office in the Wal-Mart Supercenter under construction on Wade Hampton Boulevard in Greer. This will be First Federal's second Wal-Mart Supercenter branch, the first being opened in Greenville, South Carolina in February 1998. This branch will be in addition to the previously announced branch currently under construction in Greer. Operations at the branch are expected to begin in October 1998, subject to regulatory approval.

First Federal also intends to open a branch office on Highway 221 in Chesnee in late 1998 on property currently owned by First Federal, subject to receipt of regulatory approval.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              (3) (a)  Certificate of Incorporation of the Registrant*
              (3) (b)  Bylaws of the Registrant*
             (10) (a)  Employment Agreement with Billy L. Painter**
             (10) (b)  Employment Agreement with Hugh H. Brantley**
             (10) (c)  Employment Agreement with J. Stephen Sinclair**
             (10) (d)  Employment Agreement with R. Lamar Simpson***
             (10) (e)  Severance Agreement with Rand Peterson**
             (10) (f)  Severance Agreement with Thomas Bridgeman**
             (10) (g)  Severance Agreement with Katherine A. Dunleavy***
             (10) (h)  Employee Severance Compensation Plan**
             (10) (i)  Employee Stock Ownership Plan**
             (10) (j)  Registrant's 1997 Stock Option Plan****
             (10) (k)  Registrant's Management Recognition and Development
                       Plan****
             (21)      Subsidiaries of the Registrant**
             (27)      Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

----------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy
     Statement dated December 12, 1997 and incorporated herein by reference.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FirstSpartan Financial Corp.

Date: April 30, 1998            By: /s/ Billy L. Painter
                                    ------------------------------------------
                                    Billy L. Painter
                                    President and Chief Executive Officer

Date: April 30, 1998            By: /s/ R. Lamar Simpson
                                    ------------------------------------------
                                    R. Lamar Simpson
                                    Treasurer, Secretary and Chief Financial
                                    Officer