Form 10-K405
period 1998-06-30
FIRSTSPARTAN FINANCIAL CORP
filed 1998-09-23
CIK 1035240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ---------------------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                  For the fiscal year ended June 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission File Number: 0-22445

                        FIRSTSPARTAN FINANCIAL CORP.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                   56-2015272
  --------------------------------------------------------------------------
  (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                          Identification No.)

        380 E. Main Street, Spartanburg, South Carolina         29302
        ----------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code: (864) 582-2391
                                                        ----------------
    Securities registered pursuant to Section 12(b) of the Act:   None
                                                                -------
        Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $0.01 per share
                 ---------------------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                   ---     ---
     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

     As of September 14, 1998, there were issued and outstanding 4,208,856 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "FSPT." Based on the average of the bid and asked prices for the Common Stock on September 14, 1998, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $117,743,373 (3,622,873 shares at $32.50 per share). For purposes of this calculation, Common Stock held by officers and directors of the registrant and the First Federal Savings and Loan Association of Spartanburg Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

      FirstSpartan Financial Corp. ("FirstSpartan" or the "Corporation"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Spartanburg (the "Association") (collectively referred to as the "Company") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Corporation. In January 1998, First Federal changed its name to First Federal Bank ("First Federal" or the "Bank"). At June 30, 1998, the Company had total assets of $517.4 million, total deposits of $369.8 million and total equity of $125.7 million. FirstSpartan's business activities generally are limited to passive investment activities and oversight of its investment in First Federal. Therefore, substantially all of the Company's operations are conducted through the Bank.

      All of the Bank's operations are located in South Carolina. The Bank conducts its business from its main office and three branch offices located in the city of Spartanburg; three other Spartanburg County offices located in Boiling Springs, Inman, and Duncan; and a branch office located in a Wal-Mart Supercenter in Greenville (Greenville County). The Inman and Duncan offices opened in June 1997. The Greenville office opened in February 1998. In 1998, the Bank announced plans to open three additional offices: a traditional branch in Greer (Greenville County), a branch in a Wal-Mart Supercenter in Greer (Spartanburg County) and a traditional branch in Chesnee (Spartanburg County). The deposits of the Bank are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

      The Bank is a community oriented financial institution whose business historically has been focused principally on the origination and servicing of residential mortgage loans and attracting retail deposits (principally certificates of deposit and savings accounts) from the general public. In recent years, the Bank has diversified its products and now offers a full range of consumer and commercial products and services.

MARKET AREA

      The Bank considers Spartanburg County and adjacent counties in northwest South Carolina to be its primary market area. The City of Spartanburg, the county seat of Spartanburg County, is located on Interstate 85 approximately 75 miles southwest of Charlotte, North Carolina, and 35 miles northeast of Greenville, South Carolina.

      Spartanburg County and the City of Spartanburg had a 1990 population of approximately 227,000 and 43,000, respectively, according to the Spartanburg Area Chamber of Commerce. The Spartanburg County economy is diverse and generally stable. According to the Spartanburg Area Chamber of Commerce, the Spartanburg County unemployment rate was 3.4% for June 1998. According to the Spartanburg Area Chamber of Commerce, major employers include Milliken & Company, Michelin Tire Corp., Spartan Mills, Hoechst Celanese Corp., Spartanburg Regional Medical Center and BMW Manufacturing Co.

LENDING ACTIVITIES

      GENERAL. At June 30, 1998, the Bank's total loans receivable portfolio amounted to $441.4 million, or 85% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $313.0 million, or 71% of the total loans receivable portfolio at June 30, 1998. In addition, the Bank originates construction loans, commercial real estate loans, land development loans, consumer loans, and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.


     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio
(excluding loans held-for-sale) at the dates indicated. The Bank had no concentration of loans exceeding
10% of total gross loans other than as disclosed below.

                                                      At June 30,
                -----------------------------------------------------------------------------------------
                     1998              1997              1996               1995              1994
                ----------------  ----------------  ----------------  ----------------  -----------------
                Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount    Percent
                ------   -------  ------   -------  ------   -------  ------   -------  ------    -------
                                                    (Dollars in thousands)
Mortgage loans:
  One- to four-
   family...... $312,981   70.9%  $285,969   75.1%  $257,938   77.3%  $219,552   77.9%  $212,869    80.8%
  Construction.   37,241    8.4     35,061    9.2     32,393    9.8     32,145   11.4     27,469    10.4
  Land.........   20,577    4.7     12,376    3.2      5,683    1.8      1,670    0.6      2,250     0.9
  Commercial and
   other.......   10,613    2.4      3,773    1.0      3,262    1.0      3,372    1.2      2,990     1.1
                --------  -----   --------  -----   --------  -----   --------  -----   --------   -----
   Total
    mortgage
    loans......  381,412   86.4    337,179   88.5    299,276   89.9    256,739   91.1    245,578    93.2
                --------  -----   --------  -----   --------  -----   --------  -----   --------   -----
Consumer and
 other loans:
  Home equity..   43,950   10.0     35,366    9.3     26,584    8.0     19,282    6.8     13,831    5.2
  Commercial...    6,987    1.6      1,984    0.5        433    0.1        513    0.2        352    0.1
  Other........    9,058    2.0      6,301    1.7      6,510    2.0      5,302    1.9      3,853    1.5
                --------  -----   --------  -----   --------  -----   --------  -----   --------   -----
   Total
    consumer
    and other
    loans......   59,995   13.6     43,651   11.5     33,527   10.1     25,097    8.9     18,036     6.8
                --------  -----   --------  -----   --------  -----   --------  -----   --------   -----
Total loans
 receivable....  441,407  100.0%   380,830  100.0%   332,803  100.0%   281,836  100.0%   263,614   100.0%
                          =====             =====             =====             =====              =====
Less:
  Undisbursed
   portion of
   loans in
   process.....   21,923            15,311            15,839            12,761            14,587
  Net deferred
   loan fees...      843               995             1,028             1,082             1,232
  Allowance for
   loan losses.    2,179             1,796             1,000               600               600
                --------          --------          --------          --------          --------
Total loans
 receivable,
 net........... $416,462          $362,728          $314,936          $267,393          $247,195
                ========          ========          ========          ========          ========

                                                        2

     ONE- TO FOUR-FAMILY REAL ESTATE LENDING. At June 30, 1998, $313 million, or 71% of the Bank's total loan portfolio, consisted of one- to four-family residential mortgage loans. The Bank originated $95.8 million, $50.9 million and $59.3 million of one- to four-family residential mortgage loans during the years ended June 30, 1998, 1997 and 1996, respectively.

     The Bank participates in the FHA Direct Endorsement Program, which allows the Bank's in-house, FHA-approved, direct endorsement underwriters to approve or reject FHA-insured one- to four-family mortgage loans up to maximum amounts established by the FHA. The Bank is also a VA "automatic approved lender," which enables designated Bank personnel to approve or reject VA-insured, one- to four-family mortgage loans on behalf of the Bank. The Bank generally sells all FHA and VA loan originations, servicing released.

     Generally, the Bank's fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as Federal National Mortgage Association ("Fannie Mae"). The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At June 30, 1998, $98.0 million of one- to four-family mortgage loans, or 31% of total one- to four-family mortgage loans, were subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loan originations meet the underwriting standards of Fannie Mae even though the Bank originates ARM loans primarily for its own portfolio. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for five or ten years and then adjusts every year after the initial period. Most of the Bank's one-year and ten-year ARMs adjust every year after the initial period based on the one-year Treasury constant maturity index while the interest rate adjustment for its five-year ARMs after the initial fixed period is based on the ten-year U.S. Treasury securities rate. The Bank's ARMs typically are based on a 30-year amortization schedule. The Bank qualifies the borrowers on its ARM loans based on the initial rate. The one-year ARM loan generally may be converted to a fixed-rate loan within five years of origination. The ten-year ARM provides a conversion option after seven years have elapsed. The Bank does not offer deep discount or "teaser" rates. The Bank's current ARM loans do not provide for negative amortization. At June 30, 1998, however, 21 loans aggregating $820,000 provide for negative amortization at the borrowers' option. These loans were originated more than ten years ago. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively.

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

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Bank's one- to four-family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan provided that the borrower purchases private mortgage insurance for the benefit of the Bank. The private mortgage insurance purchased generally provides coverage of the principal amount that exceeds 65% to 70% of the appraised value of the security property. At June 30, 1998, the Bank had twelve one- to four-family mortgage loans totaling $395,000 with principal balances in excess of 80% of the appraised value of the real estate collateral and with no private mortgage insurance. These loans are part of the Spartanburg Residential Development Program, an affordable housing program.

     CONSTRUCTION LENDING. The Bank originates residential construction loans to local home builders, generally with whom it has established relationships. The Bank also originates such loans to individuals who have a contract with a builder for the construction of their residence. In addition, the Bank originates construction loans through the mortgage banking company in which the Bank's service corporation owns a one-third equity interest and to a lesser extent, through closely monitored unaffiliated correspondent mortgage banking relationships. At June 30, 1998, construction loans amounted to $37.2 million ($11.1 million not directly originated by the Bank), or 8% of the Bank's total loan portfolio.

     The Bank's construction loans generally have fixed interest rates and are for a term of nine to 12 months. Construction loans to builders typically are made with a maximum loan to value ratio of 80%. Construction loans to individuals typically are made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan to an individual.

     The Bank's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At June 30, 1998, speculative construction loans amounted to $20.5 million. At June 30, 1998, the largest amount of construction loans outstanding to one builder was $2.9 million, all of which was for speculative construction.

     Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Bank's staff also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. With respect to construction loans originated since September 1996, the Bank has enforced the contractual requirement that monthly interest payments be made during the construction term. With respect to loans originated prior to that time, monthly payment of accrued interest was at the borrower's option, with all accrued interest collected at maturity. In periods prior to discontinuance of this practice, this contributed, in part, to the high level of accruing construction loans contractually past due 90 days or more. See "-- Nonperforming Assets and Delinquencies."

     Construction loans originated through all mortgage banking relationships are subject to approval by the Bank. Appraisal policies of the mortgage bankers are similar to the Bank's policies. The mortgage bankers generally use outside appraisers to conduct inspections prior to disbursement of funds.

     Construction lending affords the Bank the opportunity to charge higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, generally is considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they generally are more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan with a project the value of which is insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. Construction loans originated through mortgage bankers involve additional risks due to third parties' involvement in inspection and monitoring the loans and due to some of the loans being outside the Bank's primary market area.

     The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. It is also the Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers. In the case of speculative construction loans, the Bank has begun limiting the number of unsold homes to larger borrowers and, on loans originated since September 1996, enforcing contractual clauses requiring the payment of interest monthly (rather than at the earlier of loan maturity or sale of the home) and assessing monetary penalties on delinquent balances. The monthly interest payment requirement provides an earlier indication of potential delinquency. The Bank also attempts to minimize the risk of construction loans originated through mortgage bankers by approving all loans and selectively inspecting properties. The Bank originated $20.4 million of speculative construction loans during the year ended June 30, 1998, compared to $21.1 million during the year ended June 30, 1997.

     COMMERCIAL REAL ESTATE LENDING. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At June 30, 1998, $10.6 million, or 2% of the Bank's total loan portfolio, consisted of loans secured by commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by office buildings, retail shops and manufacturing facilities, all of which are located in the Bank's primary market area.

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. In underwriting commercial loans, the Bank categorizes loans as either real estate dependent or owner occupied properties. Real estate dependent loans are dependent on cash flow generated from the operation of the security property for loan repayment. Therefore, a property's cash flow is given the highest weight in underwriting. Also considered are the property's appraised value and the financial strength of the borrower. On owner occupied properties, the underwriter considers the business as a going concern and places the most emphasis on the cash flows of the business as a whole. As with real estate dependent loans, the value of the collateral and the overall creditworthiness of the borrower also are considered.

     Loan to value ratios on the Bank's commercial real estate loans generally are limited to 75%. As part of the criteria for underwriting commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties often are dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     LAND DEVELOPMENT LENDING. The Bank originates land development loans to local developers for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale. At June 30, 1998, land development loans amounted to $20.1 million, or 5% of the Bank's total loan portfolio. Land development loans are secured by a lien on the property, generally are limited to 75% of the developed value of the secured property and are made for a period of three years with an interest rate that adjusts with the prime rate. The Bank requires monthly interest payments during the term of the loan. The Bank's land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 75% of the available lots. All of the Bank's land development loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers. At June 30, 1998, the Bank had no nonaccruing land development loans.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land development loans to 75%.

     CONSUMER AND OTHER LENDING. The Bank originates a variety of consumer loans, the majority of which are on a secured basis. Consumer loans include second mortgage loans, home equity lines of credit, savings account loans, automobile loans, boat loans, loans secured by marketable equity securities, VISA credit card loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At June 30, 1998, consumer loans amounted to $53.0 million, or 12% of the total loan portfolio.

     At June 30, 1998, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $44.0 million, or 10% of the total loan portfolio. At June 30, 1998, unused commitments to extend credit under home equity lines of credit totaled $38.7 million. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank actively solicits these loans by contacting its customers directly. The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit generally are for 15-year terms and the interest rate is tied to The Wall Street Journal prime lending rate.

     At June 30, 1998, automobile loans amounted to $4.0 million. The Bank originates automobile loans for both new and used automobiles for terms generally not exceeding 60 months. The Bank does not engage in indirect automobile lending.

     Since June 1995, the Bank has issued VISA credit cards to customers within its primary market area. At June 30, 1998, there were 988 credit card accounts with aggregate outstanding balances of $878,000. At June 30, 1998, total approved lines of credit were $3.7 million. The Bank does not engage in direct mailings of pre-approved credit cards.

     The Bank views consumer lending as an important part of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Subject to market conditions, the Bank intends to continue emphasizing consumer lending, particularly home equity lines of credit and automobile loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be affected adversely by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to residential first mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than residential first mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At June 30, 1998, $160,000 of consumer loans were delinquent in excess of 90 days.

     The Bank employs strict underwriting procedures for consumer loans. These procedures include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank generally underwrites and originates its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

     The Bank also engages in limited amounts of commercial business lending. At June 30, 1998, the Bank had $7.0 million of commercial business loans which represented 2% of the total loan portfolio. Commercial business loans generally are secured by business equipment. Of the total commercial business loans at June 30, 1998, loans amounting to $1.2 million were unsecured. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans often are collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                             After     After    After
                            One Year  3 Years  5 Years
                  Within    Through   Through  Through     Beyond
                  One Year  3 Years   5 Years  10 Years   10 Years     Total
                  --------  -------   -------  --------   --------     -----
                                         (In thousands)
Mortgage loans:
 One- to four-
  family......    $    45   $ 2,353   $ 5,860   $48,620   $256,103   $312,981
 Construction.     19,612       662        --       168     16,799     37,241
 Land develop-
  ment........      5,125    10,305     3,853       936        358     20,577
 Commercial and
  other.......      1,645        45     4,639     2,552      1,732     10,613
Consumer and
 other loans....    6,133     5,877     8,618     8,397     30,970     59,995
                  -------   -------   -------   -------   --------   --------
    Total.......  $32,560   $19,242   $22,970   $60,673   $305,962   $441,407
                  =======   =======   =======   =======   ========   ========

      The following table sets forth the dollar amount of all loans due after June 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                        Fixed-       Floating- or
                                        Rates      Adjustable-Rates   Total
                                        -----      ----------------   -----
                                                    (In thousands)
Mortgage loans:
  One- to four-family...............   $214,987        $ 97,949      $312,936
  Construction......................     17,629              --        17,629
  Land development..................      7,105           8,347        15,452
  Commercial and other..............      3,194           5,774         8,968
Consumer and other loans............     27,929          25,933        53,862
                                       --------        --------      --------
    Total...........................   $270,844        $138,003      $408,847
                                       ========        ========      ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     LOAN SOLICITATION AND PROCESSING. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. A business development program has been implemented where loan officers and sales personnel make sales calls on building contractors and realtors. The Bank also advertises its loan products by radio and newspaper.

     The Bank uses professional fee appraisers for most residential real estate loans and construction loans and on all commercial real estate and land development loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

     Residential mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, consisting of the Bank's President, Executive Vice President, two Senior Vice Presidents and two Vice Presidents. All residential loans in excess of $300,000 but below $400,000 also must be approved by the Executive Board Loan Committee consisting of Director Painter and two other directors rotating among all directors. Additionally, residential loans in excess of $400,000 must be approved by the Bank's Board of Directors.

     All commercial real estate loans less than $1.0 million must be approved by the Bank's President, Executive Vice President of Lending and Vice President of Commercial Lending. Commercial loans in excess of $1.0 million must be approved by the Bank's Commercial Loan Committee consisting of the Bank's President, Executive Vice President of Lending, Vice President of Commercial Lending, Chief Financial Officer, the Senior Vice President of Lending and one director rotating among all directors. Commercial loans in excess of $1.5 million must be approved by the Bank's Board of Directors.

     LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area and the rates and terms offered by the Bank relative to those offered by competitors.

     The Bank periodically sells conventional one- to four-family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. However, several pools of loans were sold with recourse in 1983 and had an aggregate outstanding balance of $2.3 million at June 30, 1998. The Bank does not expect any material losses on these loans due to their seasoned nature. Recent loan sales have been to Fannie Mae and primarily consisted of 30-year, fixed-rate residential real estate loans. These sales reduce the Bank's interest rate risk and the proceeds of sale are used to fund continuing operations. The Bank sold $13.2 million of conventional loans during fiscal 1998. Management intends to sell loans in the future as necessary to manage interest rate risk and fund continuing operations.

     When conventional loans are sold, the Bank retains the responsibility for servicing the loans, including collecting and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impounded funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $56.4 million at June 30, 1998. The Bank generally is paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $178,000, $196,000 and $226,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank.

     The Bank invests escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At June 30, 1998, borrowers' escrow funds amounted to $1.1 million.

     The Bank sells all loans originated under FHA and VA programs, servicing released, to private investors and the South Carolina State Housing Authority.

     Historically, the Bank has not been an active purchaser of loans or participation interests in loans. However, in September 1996 the Bank began purchasing one- to four-family mortgage loans and residential construction loans from a start-up mortgage banking company located in Greenville, South Carolina, in which the Bank made an equity investment through its service corporation subsidiary. During the fiscal year ended June 30, 1998, the Bank purchased 175 loans with aggregate principal balances of $23.8 million, $9.5 million of which were residential construction loans. In addition, at June 30, 1998, the Bank had committed to fund $4.7 million of undisbursed construction loan proceeds. Currently, substantially all of the loans purchased through this mortgage banking company are secured by properties located in the Bank's primary market area. Such purchases are expected to continue and increase in volume as that company's operations expand, and are likely to include purchases of loans, including commercial real estate loans and home equity loans, secured by properties inside and outside of the Bank's primary market area. Out-of-market lending generally is considered to involve greater risk than in-market lending because of the lender's unfamiliarity with the other market. However, the Bank believes this risk is mitigated in the case of any out-of-market loan purchases from the mortgage banking company primarily because of (i) the Bank's ability to refuse to purchase any loans not meeting its underwriting criteria and (ii) the Bank's input in formulating policies and procedures for the mortgage banking company though its representation on its board of directors. See "-- Subsidiary Activities."

     Additionally, in the year ended June 30, 1998, the Bank had established relationships with other unaffiliated mortgage banking companies. The Bank purchased both one- to four-family and construction loans from these unaffiliated entities. The amounts purchased were not substantial as of June 30, 1998. However, the Bank intends to increase such loan purchases in the future in order to increase the yield on its loan portfolio. The one- to four-family loans purchased generally are nonconforming to secondary marketing standards. However, in the Bank's opinion, the higher yields justify the slightly increased risk in these loans. The construction lending through these relationships involves customers outside the Bank's primary market area. These loans are subject to the risks mentioned in the preceding paragraph. The Bank mitigates this risk by approving all such construction loans and selectively inspecting collateral.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                           Year Ended June 30,
                                    --------------------------------
                                      1998        1997        1996
                                      ----        ----        ----
                                          (Dollars in thousands)
Loans originated:
 Mortgage loans:
  One- to four-family.............  $  95,754   $ 50,886    $ 59,296
  Construction....................     38,860     36,770      42,212
  Land development................     12,676      6,924       3,814
  Commercial and other............      9,133      1,770         316
 Consumer and other...............     56,888     29,734      27,181
                                    ---------   --------    --------
   Total loans originated.........    213,311    126,084     132,819

Loans purchased:
 One- to four-family..............     14,309      9,091          --
 Construction.....................      9,537      5,820          --
                                    ---------   --------    --------
    Total loans purchased.........     23,846     14,911          --

Whole loans sold:
 Conventional.....................    (13,211)    (2,824)         --
 Government.......................     (6,329)    (7,223)     (7,704)
                                    ---------   --------    --------
    Total whole loans sold........    (19,540)   (10,047)     (7,704)

Loan principal repayments.........   (148,697)   (84,423)    (87,446)

Net (decrease) increase in other
 items............................    (15,186)     1,267      (3,539)
                                    ---------   --------    --------
Net increase in loans receivable,
 net..............................  $  53,734   $ 47,792    $ 34,130
                                    =========   ========    ========

     LOAN COMMITMENTS. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 20 days from approval, depending on the type of transaction. At June 30, 1998, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $21.9 million) of $4.5 million and unused lines of credit of $51.6 million. See Note 10 of Notes to Consolidated Financial Statements.

     LOAN FEES. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $219,000, $157,000 and $202,000 of deferred loan fees during the years ended June 30, 1998, 1997 and 1996, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     NONPERFORMING ASSETS AND DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts generally are made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Bank will attempt to work out a payment schedule. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely to continue in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more (except in the case of construction loans originated before September 1996 as discussed under "-- Construction Lending"). Interest accrued but not collected at the date the loan is placed on nonaccrual status is charged against income at the time the loan is placed on nonaccrual status. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can reasonably be expected.

     In certain cases, the Bank grants extensions on construction loans that may have become delinquent in excess of 90 days. These extensions are granted based upon management's judgment of the creditworthiness of the borrower and other factors such as a sales contract pending on the property held as collateral. In the case of extended loans, interest continues to accrue and the loans are reported as accruing but contractually past due 90 days or more.

     The Bank's Board of Directors is informed monthly of the status of all loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                 At June 30,
                                --------------------------------------------
                                 1998      1997      1996     1995     1994
                                 ----      ----      ----     ----     ----
                                            (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
 Mortgage loans:
  One- to four-family.....     $  266   $  271    $  719   $  348   $  754
  Construction............        787      273     1,130      471      457
  Commercial and other....          4       --        --       48       --
 Consumer and other loans.        153       74        60       20       53
                               ------   ------    ------   ------   ------
      Total nonaccrual loans    1,210      618     1,909      887    1,264
                               ------   ------    ------   ------   ------
Accruing loans contractually
 past due 90 days or more:
 Mortgage loans:
  Construction............        145    1,401     3,965    3,906    1,117
 Consumer and other loans.          8       12        --       --       --
                               ------   ------    ------   ------   ------
    Total accruing loans 90
     days or more past due        153    1,413     3,965    3,906    1,117
                               ------   ------    ------   ------   ------
Total of nonaccrual loans
 and accruing loans 90 days
 or more past due.........      1,363    2,031     5,874    4,793    2,381

Real estate acquired in
 settlement of loans......         36       36        58       34       18
                               ------   ------    ------   ------   ------
    Total nonperforming
     assets...............     $1,399   $2,067    $5,932   $4,827   $2,399
                               ======   ======    ======   ======   ======

Restructured loans........    $   594  $   863    $1,247   $1,049   $1,029
                              =======  =======    ======   ======   ======

Nonaccrual loans and accruing
 loans 90 days or more past due
 as a percentage of loans
 receivable, net..........       0.33%    0.56%     1.87%    1.79%    0.96%

Nonaccrual loans and accruing
 loans 90 days or more past due
 as a percentage of total
 assets...................       0.26%    0.31%     1.65%    1.49%    0.77%

Nonperforming assets as a
 percentage of total assets      0.27%    0.31%     1.66%    1.50%    0.77%

     Interest income that would have been recorded for the year ended June 30, 1998 if nonaccruing loans had been current in accordance with their original terms amounted to $58,000. The amount of interest included in interest income on such loans for such periods amounted to $48,000. Interest income that would have been recorded for the year ended June 30, 1998 if restructured loans had been current in accordance with their original terms, and the amount of interest included in interest income on such loans for such periods, were, in both cases, immaterial.

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Pursuant to Statement of Position ("SOP") 92-3 issued by the American Institute of Certified Public Accountants, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ended on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at fair value minus estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate acquired in settlement of loans complies with SOP 92-3. At June 30, 1998, the Bank had $36,000 of real estate acquired in settlement of loans, which consisted of a one- to four-family residence.

     RESTRUCTURED LOANS. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had $594,000 of restructured loans as of June 30, 1998, which consisted of 15 one- to four-family mortgage loans.

     ASSET CLASSIFICATION. The Office of Thrift Supervision ("OTS") has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories currently but possess weaknesses are designated "special mention" and monitored by the Bank.

     The aggregate amounts of the Bank's classified and special mention assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                 At June 30,
                             -----------------
                               1998      1997
                               ----      ----
                               (In thousands)

Classified assets:
 Loss.....................   $    22   $    40
 Doubtful.................        20         5
 Substandard assets.......     2,016     2,359
 Special mention..........     1,495     1,540

Loan loss allowances:
 General loss allowances..     2,157     1,756
 Specific loss allowances.        22        40

     At June 30, 1998, substandard assets consisted of twelve one- to four-family mortgage loans totaling $467,000, ten construction loans totaling $1.3 million, twenty other loans totaling $260,000, and a one- to four-family property acquired through foreclosure totaling $36,000.

     At June 30, 1998, special mention assets consisted of twelve one- to four-family mortgage loans totaling approximately $395,000 and nine construction loans totaling approximately $1.1 million.

     ALLOWANCE FOR LOAN LOSSES. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot reasonably be assured. The amount of the allowance generally is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for loan losses is charged against income monthly to maintain the allowances for loan losses at the amounts determined by management.

     At June 30, 1998, the Bank had an allowance for loan losses of $2.2 million. Management believes that the amount maintained in the allowance at June 30, 1998 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected significantly and adversely if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may affect adversely the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                               Year Ended June 30,
                                   ----------------------------------------
                                   1998     1997     1996     1995     1994
                                   ----     ----     ----     ----     ----
                                            (Dollars in thousands)
Total loans outstanding at end
 of period.....................  $441,407 $380,830 $332,803 $281,836 $263,614
                                 ======== ======== ======== ======== ========
Average loans outstanding
 during period.................  $395,465 $336,476 $298,865 $273,778 $260,135
                                 ======== ======== ======== ======== ========
Allowance balance at beginning
 of period.....................  $  1,796 $  1,000 $    600 $    600 $    600
 Provision for loan losses.....       460      825      419        9       --
 Charge-offs:
  Mortgage loans:
   One- to four-family.........         1       15       --       --       --
  Consumer and other...........        79       24       23        9       --
                                 -------- -------- -------- -------- --------
    Total charge-offs..........        80       39       23        9       --
                                 -------- -------- -------- -------- --------
 Recoveries:
  Mortgage loans:
   One- to four-family.........         2        9       --       --       --
  Consumer and other...........         1        1        4       --       --
                                 -------- -------- -------- -------- --------
    Total recoveries...........         3       10        4       --       --
                                 -------- -------- -------- -------- --------
Allowance balance at end of
 period........................  $  2,179 $  1,796 $  1,000 $    600 $    600
                                 ======== ======== ======== ======== ========
Allowance for loan losses as
 a percentage of total loans
 receivable at end of period...      0.49%    0.47%    0.30%    0.21%    0.23%
                                 ======== ======== ======== ======== ========
Net charge-offs as a percentage
 of average loans outstanding
 during the period.............      0.02%    0.01%    0.01%      --       --
                                 ======== ======== ======== ======== ========
Ratio of allowance for loan
 losses to total nonperforming
 loans at end of period........      1.60x    0.88x    0.17x    0.13x    0.25x
                                 ======== ======== ======== ======== ========

     The fluctuation in the ratio of allowance for loan losses to nonperforming loans at end of period set forth in the above table results primarily from the Bank giving greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) when determining the adequacy of the allowance for loan losses. Greater weight is given to classified assets because they include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses. See "-- Nonperforming Assets and Delinquencies" and "-- Asset Classification."


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

                                                             At June 30,
                        --------------------------------------------------------------------------------
                               1998            1997             1996           1995            1994
                        ----------------  --------------- ----------------- -------------- -------------
                                 Percent         Percent          Percent         Percent       Percent
                                 of Loans        of Loans         of Loans        of Loans      of Loans
                                 in              in               in              in            in
                                 Category        Category         Category        Category      Category
                                 to              to               to              to            to
                                 Total           Total            Total           Total         Total
                        Amount   Loans   Amount  Loans   Amount   Loans   Amount  Loans  Amount Loans
                        ------   -----   ------  -----   ------   -----   ------  -----  ------ -----
                                                     (Dollars in thousands)
Mortgage loans:
 Residential........    $1,194    54.8%  $1,222   83.4%  $  675    86.0%  $400    87.2%   $436   89.3%
 Nonresidential.....       830    38.1      432    4.0       28     3.6     17     3.5      46    3.7
Consumer and other
 loans..............       155     7.1      142   12.6      297    10.4    183     9.3     118    7.0
                        ------   -----   ------  -----   ------   -----   ----   -----    ----  -----
   Total allowance for
     loan losses....    $2,179   100.0%  $1,796  100.0%  $1,000   100.0%  $600   100.0%   $600  100.0%
                        ======   =====   ======  =====   ======   =====   ====   =====    ====  =====

                                                        17

INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Atlanta ("FHLB"), certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank also are required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

     The Corporation is not subject to any investment restrictions.

     The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases have been limited to U.S. Government and agency securities with contractual maturities of between one and ten years and a mutual fund which invests in ARM loans. The Corporation's investment activities have been limited to overnight interest-bearing deposits and thus held no investment securities during any period presented.

     At June 30, 1998, the Bank's management classified all securities in the Bank's investment portfolio as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the year ended June 30, 1996, pursuant to special implementation guidance allowed by the Financial Accounting Standards Board ("FASB") under SFAS No. 115, the Bank reclassified securities held-to-maturity with a fair value and amortized cost of approximately $4.0 million as securities available-for-sale. Such reclassification is disclosed as a noncash transaction in the Consolidated Statements of Cash Flows included in the Annual Report. See Note 1 of Notes to Consolidated Financial Statements.

     The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds; however, mutual funds held by the Bank periodically may engage in hedging activities and invest in derivative securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital also is considered.

     At June 30, 1998, the Bank's investment in the Asset Management Fund, Inc., Adjustable Rate Mortgage Portfolio (which had an aggregate fair value of $22.1 million and amortized cost of $22.2 million) exceeded 10% of the Company's equity at that date.

     The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated.

                                            At June 30,
                   ----------------------------------------------------------
                          1998                1997                1996
                   ------------------  ------------------  ------------------
                   Amortized Fair      Amortized Fair      Amortized Fair
                   Cost      Value     Cost      Value     Cost      Value
                   --------- -----     --------- -----     --------- -----
Held-to-maturity:                      (In thousands)
Debt securities:
 U.S. Treasury
  obligations..... $     --  $     --  $     --  $     --  $     --  $     --
 U.S. Government
  Agency
  obligations.....       --        --        --        --        --        --
                   --------  --------  --------  --------  --------  --------
  Total...........       --        --        --        --        --        --
Mortgage-backed
 securities.......       88        90       121       125       195       209
                   --------  --------  --------  --------  --------  --------
  Total held-to-
   maturity.......       88        90       121       125       195       209
                   --------  --------  --------  --------  --------  --------
Available-for-sale:
 Debt securities:
 U.S. Treasury
  obligations.....      497       498     1,492     1,488     1,986     1,975
 U.S. Government
  Agency
  obligations.....    6,010     6,019     6,499     6,483     6,486     6,400
                   --------  --------  --------  --------  --------  --------
  Total...........    6,507     6,517     7,991     7,971     8,472     8,375

Marketable equity
 securities(1)....   22,225    22,192     2,181     2,230     9,819     9,780
                   --------  --------  --------  --------  --------  --------
  Total available-
   for-sale.......   28,732    28,709    10,172    10,201    18,291    18,155
                   --------  --------  --------  --------  --------  --------
Total............. $ 28,820  $ 28,799  $ 10,293  $ 10,326  $ 18,486  $ 18,364
                   ========  ========  ========  ========  ========  ========

----------------
(1) Consists principally of a mutual fund that invests in adjustable rate mortgage-backed securities. At June 30, 1998, the mutual fund yielded 5.75%.

     The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Bank's debt securities and mortgage-backed securities at June 30, 1998. U.S. Treasury obligations and certain U.S. Government agency obligations are exempt from state taxation. Their yields, however, have not been computed on a tax equivalent basis for purposes of the table.

                     Less Than         After One to          After Five to
                     One Year            Five Years           Ten Years
               --------------------  ------------------  -------------------
               Amor-                 Amor-               Amor-
               tized  Fair           tized Fair          tized  Fair
               Cost   Value   Yield  Cost  Value  Yield  Cost   Value  Yield
               ------ ------  -----  ----  ------ -----  ----   -----  -----
                                  (Dollars in thousands)

U.S. Treasury
 obligations.  $  497 $  498  5.00% $   -- $   --    --% $   -- $   --    --%
U. S. Government
 Agency
 obligations.      --     --    --   5,000  5,003  6.25   1,010  1,016  7.55
Mortgage-backed
 securities..      --     --    --      88     90  8.00      --     --    --
               ------ ------  ----  ------ ------  ----  ------ ------  ----

Total........  $  497 $  498  5.00% $5,088 $5,093  6.28% $1,010 $1,016  7.55%
               ====== ======  ====  ====== ======  ====  ====== ======  ====

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB are used to compensate for reductions in the availability of funds from other sources. Presently, the Bank has no other borrowing arrangements.

     DEPOSIT ACCOUNTS. A substantial number of the Bank's depositors reside in South Carolina. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest deposit rates but competitive rates. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB lending programs, and the deposit growth rate the Bank is seeking to achieve.

     The Bank intends to continue to use premiums to attract new checking accounts, particularly in conjunction with new branch openings. These premium offers are reflected in the growth in the Bank's advertising and promotion expense, as well as its cost of funds, in recent periods. The Bank has introduced a number of new savings products. These include VIP Money Market, VIP Checking, VIP Passbook Savings and an 18-month "Bump Rate CD," which allows for a one-time rate change during the term of the CD. The Bank also plans to seek business checking accounts and to promote individual retirement accounts ("IRAs") and Self Employment Plan retirement accounts to businesses.

     The following table sets forth information concerning the Bank's time deposits and other deposits at June 30, 1998.

Weighted                                                             Per-
Average                                                              centage
Interest                    Checking and Savings   Minimum           of Total
Rate      Term              Deposit Accounts       Amount   Balance  Deposits
----      ----              ----------------       ------   -------  --------
                                                          (In thousands)
  --%     None              NOW - noninterest-
                             bearing               $   100  $ 12,757    3.4%
2.66      None              NOW - interest-bearing     100    42,221   11.5
4.04      None              Money market             2,500    18,133    4.9
3.28      None              Savings                    100    56,740   15.3

          Certificate Accounts
          --------------------
5.49      Within 6 months   Fixed-term, fixed-rate     500   116,609   31.5
5.68      7 - 12 months     Fixed-term, fixed-rate  25-500    81,434   22.0
5.89      13 - 36 months    Fixed-term, fixed-rate  25-500    32,985    8.9
5.55      37 - 60 months    Fixed-term, fixed-rate  25-500     6,661    1.8
5.14      Within 6 months   Fixed-term, adjustable
                             rate                       25     1,378    0.4
5.13      7 - 12 months     Fixed-term, adjustable
                             rate                       25       602    0.2
5.12      13 - 36 months    Fixed-term, adjustable
                             rate                       25       292    0.1
                                                            --------  -----
                                                            $369,812  100.0%
                                                            ========  =====

     The following table indicates the amount of the Bank's jumbo certificate accounts by time remaining until maturity as of June 30, 1998. Jumbo certificate accounts have principal balances of $100,000 or more.

      Maturity Period                 Amount
      ---------------                 ------
                                  (In thousands)

Three months or less..............    $13,040
Over three through six months.....     11,367
Over six through twelve months....     17,252
Over twelve months................      7,389
                                      -------
     Total........................    $49,048
                                      =======

     DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                              At June 30,
              ----------------------------------------------------------------
                        1998                     1997                 1996
              ------------------------- ------------------------ -------------
                       Percent                  Percent                Percent
                        of    Increase           of    Increase          of
              Amount   Total (Decrease) Amount  Total (Decrease) Amount Total
              ------   ----- ---------- ------  -----  --------- ------ -----
                                   (Dollars in thousands)
NOW accounts
 Noninterest-
  bearing...  $ 12,757   3.4% $ 6,188 $  6,569   1.8% $   905 $  5,664   1.8%
 Interest-
  bearing...    42,221  11.5    8,796   33,425   9.5    9,044   24,381   8.0
Savings
 accounts...    56,740  15.3   (7,612)  64,352  18.2   21,408   42,944  14.0
Money market
 accounts...    18,133   4.9    3,825   14,308   4.1   (2,386)  16,694   5.5
Fixed-term
 certificate
 accounts
(time deposits)
 which mature:
 Within 1
  year......   200,023  54.1   17,730  182,293  51.6   17,992  164,301  53.7
 After 1 year,
  but within 2
  years.....    26,379   7.1   (1,930)  28,309   8.0    4,319   23,990   7.9
 After 2 years,
  but within 3
  years.....     6,898   1.9   (8,268)  15,166   4.3    7,272    7,894   2.6
 Thereafter.     6,661   1.8   (2,110)   8,771   2.5  (11,192)  19,963   6.5
              -------- -----  ------- -------- -----  ------- -------- -----
   Total....  $369,812 100.0% $16,619 $353,193 100.0% $47,362 $305,831 100.0%
              ======== =====  ======= ======== =====  ======= ======== =====

     TIME DEPOSITS BY RATES. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                   At June 30,
                      -----------------------------------
                         1998          1997         1996
                         ----          ----         ----
                             (Dollars in thousands)

3.00% or less....     $    412      $    325     $  3,329
3.01% - 5.00%....        2,623         2,613        7,656
5.01% - 7.00%....      236,792       231,333      204,734
7.01% - 9.00%....          134           268          429
                      --------      --------     --------
Total............     $239,961      $234,539     $216,148
                      ========      ========     ========

     TIME DEPOSITS BY MATURITIES. The following table sets forth the amount of time deposits in the Bank categorized by maturities at June 30, 1998.

                                  Amount Due
                 ---------------------------------------------
                 Less Than   1-2      2-3      3-4      After
                 One Year   Years    Years    Years    4 Years   Total
                 --------   -----    -----    -----    -------   -----
                               (Dollars in thousands)

3.00% or less... $    412  $     --  $    --  $    --  $    --  $    412
3.01% - 5.00%...    2,623        --       --       --       --     2,623
5.01% - 7.00%...  196,964    26,351    6,872    3,232    3,373   236,792
7.01% - 9.00%...       24        28       26       25       31       134
                 --------  --------  -------  -------  -------  --------
Total........... $200,023  $ 26,379  $ 6,898  $ 3,257  $ 3,404  $239,961
                 ========  ========  =======  =======  =======  ========

     DEPOSIT ACTIVITY. The following table set forth the deposit activity of the Bank for the periods indicated.

                                                Year Ended June 30,
                                           ------------------------------
                                             1998       1997       1996
                                             ----       ----       ----
                                                   (In thousands)

Beginning balance......................    $353,193   $305,831   $275,915
                                           --------   --------   --------
Net deposits before interest credited..       1,452     33,743     17,240
Interest credited......................      15,167     13,619     12,676
                                           --------   --------   --------
Net increase in deposits...............      16,619     47,362     29,916
                                           --------   --------   --------
Ending balance.............,,,,,,,,,,,,    $369,812   $353,193   $305,831
                                           ========   ========   ========

     BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     The Bank had advances from the FHLB in the amount of $17.0 million at June 30, 1998 (none at June 30, 1997 or 1996). These fixed-rate advances had a weighted average rate of 5.15% and all mature in the fiscal year ending June 30, 2008. Interest is payable quarterly and principal is due at maturity. The maximum amount of borrowings outstanding at any month end was $17.0 million and the approximate average borrowings outstanding was $3.0 million during the year ended June 30, 1998.

     All of the advances are convertible prior to maturity (at the option of the FHLB) to a variable three-month LIBOR-based rate. Of the advances outstanding, $10.0 million first becomes convertible in the fiscal year ending June 30, 1999 and is convertible at any quarterly payment date through maturity. The FHLB has a one-time conversion option on the remaining $7.0 million of advances. The option may be exercised on the respective advances' fifth anniversary date in the fiscal year ending June 30, 2003. Should the conversion option on any advance be exercised by the FHLB, the Bank has the right to prepay the advance on any quarterly payment date through maturity.

     The Bank had an approved credit limit of $40 million with the FHLB at June 30, 1998 which was subsequently increased to $75.0 million on August 19, 1998. The advances are secured by FHLB stock and a blanket lien on all qualifying one-to-four family residential first mortgage loans.

COMPETITION

     The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits historically has come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of June 30, 1998, there were numerous large regional state-wide and community banks as well as other thrifts operating in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

SUBSIDIARY ACTIVITIES

     Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that any investment in excess of 2% of assets shall be used primarily for community, inner-city and community development projects. The Bank's investment in its wholly-owned service corporation, FirstService Corporation ("FirstService"), which was approximately $443,000 at June 30, 1998, did not exceed these limits.

     FirstService sells alternative investment products such as mutual funds, deferred annuities and insurance. In addition, in August 1996 it purchased for $400,000 a one-third equity interest in First Trust Mortgage Corporation, Greenville, South Carolina ("First Trust"), a start-up mortgage banking company. The Bank has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Originations, Sales and Purchases." All loans are purchased from First Trust subject to the Bank's underwriting standards. At June 30, 1998, the Bank's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to its equity investment through FirstService. The Bank, either directly or through FirstService, may undertake additional financial commitments in the future that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans or understandings at present. The Bank recorded income of $181,000 and a loss of approximately $97,000 for the years ended June 30, 1998 and 1997, respectively, related to First Trust's operations. Billy L. Painter, the Bank's President and Chief Executive Officer, and J. Stephen Sinclair, the Bank's Executive Vice President of Lending, are directors of First Trust.

                                   REGULATION

GENERAL

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers also is regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

FEDERAL REGULATION OF SAVINGS BANKS

     OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings banks and regularly examines these institutions.

     FEDERAL HOME LOAN BANK SYSTEM (THE "SYSTEM"). The System, consisting of 12 Federal Home Loan Banks ("FHLBs"), is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the System is to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB stock of $3.4 million at June 30, 1998. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank's deposit accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized" or "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings bank ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings bank on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings banks. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of the Bank.

     LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At June 30, 1998, the Bank's liquidity ratio was 5.9%.

     PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     At June 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     QUALIFIED THRIFT LENDER TEST. All savings banks are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings bank controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1998, the Bank was in compliance with the QTL test.

     CAPITAL REQUIREMENTS. Under OTS regulations a savings bank must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings banks must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 4% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Banks C Prompt Corrective Action."

     Savings banks also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Savings banks must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

      The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, a savings bank with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings bank's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings bank whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings bank with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings bank may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     The following table presents the Bank's capital levels as of June 30,
1998.
                                              Percent of
                                            Adjusted Total
                                   Amount     Assets(1)
                                   ------     ---------
                                 (Dollars in thousands)

Tangible capital...............   $90,054        18.4%
Minimum required
 tangible capital..............     7,325         1.5
                                  -------       -----
Excess.........................   $82,729        16.9%
                                  =======        ====
Core capital...................   $90,054        18.4%
Minimum required core
 capital.......................    19,532         4.0
                                  -------        ----
Excess.........................   $70,522        14.4%
                                  =======        ====
Risk-based capital(2)..........   $92,211        29.9%
Minimum risk-based
 capital requirement...........    24,654         8.0
                                  -------        ----
Excess.........................   $67,557        21.9%
                                  =======        ====
-------------------
(1) Based on adjusted total assets of $488.3 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $308.2 million for purposes of the risk-based capital requirement.
(2) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings banks to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings Bank's capital level.

      A Tier 1 savings bank has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings bank may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 bank. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings bank has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an bank may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the bank is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 banks are savings banks with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 banks may not make any capital distributions without prior approval from the OTS.

     The Bank currently meets the criteria to be designated a Tier 1 bank and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     LOANS TO ONE BORROWER. Under the HOLA, savings banks generally are subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings banks meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Bank's limit on loans to one borrower was $13.5 million. At June 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $4.1 million.

     ACTIVITIES OF BANKS AND THEIR SUBSIDIARIES. A savings bank may establish operating subsidiaries to engage in any activity that the savings bank may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings bank establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the bank controls, the savings bank must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings banks also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings bank of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     TRANSACTIONS WITH AFFILIATES. Savings banks must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings bank were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings bank under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured bank or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings banks: (i) a savings bank may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings bank may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge
Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed currently by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     COMMUNITY REINVESTMENT ACT. Savings banks also are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings bank, to assess the savings bank's record in meeting the credit needs of the community serviced by the savings bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings bank's record is made available to the public. Further, such assessment is required of any savings bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     COMPANY ACQUISITIONS. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings bank or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings bank not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions under the HOLA. If the Corporation acquires control of another savings bank as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured bank shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     QUALIFIED THRIFT LENDER TEST. The HOLA requires any savings and loan holding company that controls a savings bank that fails the QTL test (as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift

Lender Test") to, within one year after the date on which the bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

     TAX BAD DEBT RESERVES. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which generally are loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the thrift is a "large" thrift (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     DISTRIBUTIONS. To the extent that the Bank makes "nondividend distributions" to the Corporation, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carry-overs. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     DIVIDENDS-RECEIVED DEDUCTION AND OTHER MATTERS. The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction generally is 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     AUDITS. The Bank's Federal income tax returns are in the process of being audited through June 30, 1997. The Consolidated Financial Statements include the effects of all probable adjustments related to the audit.

STATE TAXATION

     SOUTH CAROLINA. The provisions of South Carolina tax law mirror the Code, with certain modifications, as it relates to savings banks. The Bank is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings and loan banks in lieu of the general state business corporation income tax. The Bank's state income tax returns have not been audited within the last five years.

     DELAWARE. As a Delaware holding company not earning income in Delaware, the Corporation is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

     For additional information regarding taxation, see Note 7 of Notes to Consolidated Financial Statements contained in the Annual Report.

PERSONNEL

     As of June 30, 1998, the Company had 124 full-time employees and 36 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

ITEM 2.   PROPERTIES
--------------------

     The following table sets forth certain information regarding the Company's offices as of June 30, 1998.
                                                                       Net
                                          Approximate                  Book
Location                  Year Opened     Square Footage   Deposits    Value
--------                  -----------     --------------   --------    -----
                                                            (In thousands)
MAIN OFFICE:

380 E. Main Street          1974            32,820         $208,191   $1,072
Spartanburg, South Carolina

BRANCH OFFICES:

1488 W.O. Ezell Boulevard   1980             2,453           54,438      636
Spartanburg, South Carolina

280 N. Church Street        1986             1,080           34,949      200
Spartanburg, South Carolina

1585 E. Main Street         1991             2,166           23,536      409
Spartanburg, South Carolina

2701 Boiling Springs Road   1994             3,300           28,647      581
Boiling Springs, South Carolina

1157 Asheville Highway      1997             3,330           11,008      538
Inman, South Carolina

2075 East Main Street       1997             1,680            7,114       91
Duncan, South Carolina

1451 Woodruff Road          1998               540            1,929      219
Greenville, South Carolina


     The Bank uses the services of an outside service bureau for its significant data processing applications. At June 30, 1998, the Bank had seven proprietary automated teller machines. At June 30, 1998, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $5.7 million.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. Management, based on advice from legal counsel does not expect the outcome of any pending legal proceedings to have a material effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
          MATTERS
          -------

     The common stock of FirstSpartan is traded on the Nasdaq National Market under the symbol "FSPT." As of September 14, 1998, there were approximately 1,235 stockholders of record (excluding holders in nominee or street name).

     Declarations or payments of dividends are subject to determination by the Corporation's Board of Directors, which takes into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. See "REGULATION -- Federal Regulation of Savings Banks C Limitations on Capital Distributions" and "-- Savings and Loan Holding Company Regulations -- Dividends."

     The Corporation's common stock was sold in its initial public offering at $20.00 per share and commenced trading on July 8, 1997. High and low prices and dividend information are included in the Company's Annual Report to Shareholders which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The information under Item 6 of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The information under Item 7 of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information under Item 7A of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

      The information under Item 8 of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information under Item 10 of this Report is included in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

     Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information under Item 11 of this Report is included in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information under Items 12(a) and 12(b) of this Report is included in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information under Items 13 of this Report is included in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)    Exhibits

            (3)(a)  Certificate of Incorporation of the Registrant*
            (3)(b)  Bylaws of the Registrant*
            (10)(a) Employment Agreement with Billy L. Painter**
            (10)(b) Employment Agreement with Hugh H. Brantley**
            (10)(c) Employment Agreement with J. Stephen Sinclair**
            (10)(d) Employment Agreement with R. Lamar Simpson***
            (10)(e) Severance Agreement with Rand Peterson**
            (10)(f) Severance Agreement with Thomas Bridgeman**
            (10)(g) Severance Agreement with Katherine A. Dunleavy***
            (10)(h) Employee Severance Compensation Plan**
            (10)(i) Employee Stock Ownership Plan**
            (10)(j) Registrant's 1997 Stock Option Plan****
            (10)(k) Registrant's Management Recognition and Development
                    Plan****
            (13)    1998 Annual Report to Stockholders
            (21)    Subsidiaries of the Registrant**
            (23)    Consent of Deloitte & Touche LLP
            (27)    Financial Data Schedule

     (b) Reports on Form 8-K:

         No Forms 8-K were filed during the quarter ended June 30, 1998.

---------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTSPARTAN FINANCIAL CORP.

Date: September 23, 1998            By:/s/ Billy L.  Painter
                                       -------------------------------------
                                       Billy L. Painter
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Billy L. Painter                          September 23, 1998
    ------------------------------------
    Billy L. Painter
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ R. Lamar Simpson                          September 23, 1998
    ------------------------------------
    R. Lamar Simpson
    Treasurer, Secretary and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Robert R. Odom                            September 23, 1998
    ------------------------------------
    Robert R. Odom
    Chairman of the Board

By: /s/ E. Lea Salter                             September 23, 1998
    ------------------------------------
    E. Lea Salter
    Director

By: /s/ David E. Tate                             September 23, 1998
    ------------------------------------
    David E. Tate
    Director

By: /s/ Robert L. Handell                         September 23, 1998
    ------------------------------------
    Robert L. Handell
    Director

By: /s/ E.L. Sanders                              September 23, 1998
    ------------------------------------
    E.L. Sanders
    Director

By: /s/ R. Wesley Hammond                         September 23, 1998
    ------------------------------------
    R. Wesley Hammond
    Director

                                                                  Exhibit 13
ANNUAL
REPORT
------
1998

                                [GRAPHIC- FOUR QUARTERS]



                                 FIRST SPARTAN
                           --------------------------
                           F I N A N C I A L C O R P.

Table of Contents

Letter to Stockholders                                  1

Financial Summary                                       3

Management's Discussion and
  Analysis                                              4

Independent Auditors' Report                           16

Consolidated Financial Statements                      17

Notes to Consolidated
  Financial Statements                                 22

Corporate and
  Stockholder Information               Inside Back Cover

                                                    To Our Stockholders

     Our 1998 fiscal year was very exciting and rewarding. The excitement began with our mutual to stock conversion and initial public offering on July 8, 1997 and continued with the substantial growth of the Company during the year. We are pleased to report to you record earnings and a strong financial condition in this annual report. Net income for the year was $7.5 million, or $1.85 per share, for a return on average assets of 1.51%. Asset growth was substantial during the year. Total assets at June 30, 1998 were $517.4 million. Excluding the impact of the excess subscription funds held at June 30, 1997 in connection with the conversion, assets grew by $49.8 million.

     We realize that our biggest challenges are to manage our capital and increase shareholder value. Our average assets to average equity was 25.5% for the year which contributed significantly to our relatively low return on average equity of 5.9% for the year. The capital level and return on equity were, of course, anticipated effects of the conversion but as regulatory restrictions ease somewhat in the second year after conversion, capital management and capital leverage will be given a high priority.

     Loans receivable increased $59.4 million or 16%. The increase was the result of loan originations by First Federal Bank as well as loan purchases from the mortgage banking affiliate in which the Bank is a one-third equity owner. As part of our operating strategy, one of our goals is to gradually restructure the composition of our loan portfolio to increase the proportion of shorter-term, higher-yielding consumer and commercial loans. While this type of lending should result in higher yields, it does involve increased credit risk which we are striving to manage. Even with the loan growth, the loan portfolio is performing well with nonperforming loans at 0.32% of total loans at June 30, 1998.

     Late last year we hired an experienced banker to head our commercial lending area. Our efforts increased our commercial mortgage and commercial business loans from $5.8 million to $17.6 million, an increase of $11.8 million. The Bank now offers a full array of commercial banking products, including a sweep account introduced during the year.

     Our residential mortgage and consumer lending functions also had an outstanding year. As part of our growth strategy, we developed a plan to increase lending in our branch network, with a particular emphasis on consumer loan originations. Early in the fiscal year, we appointed a senior vice president of retail banking who is responsible for management of the delivery of retail products throughout the Bank. Also, the addition of several experienced retail banking officers over the past eighteen months has had a positive impact on loan production.

     Residential mortgage loan balances increased by $27.0 million to $313.0 million at June 30, 1998. Consumer loan balances (including home equity loans) increased by $11.3 million to $53.0 million at June 30, 1998. The increase in consumer loans and record mortgage loan originations allowed us to increase our average loans outstanding and at the same time begin to sell 30-year fixed rate loans again on a regular basis. For the past few years, we had slowed our secondary market activity, allowing our fixed rate loan portfolio to grow in order to increase yield and net interest income. By selling longer-term fixed rate loans, we are able to lower interest rate risk and increase noninterest income.

     In the deposit area, we are extremely pleased with the growth in checking accounts. We completed our first full year of a sales awareness and training program for all retail service personnel and had several successful checking account promotions during the year. Additionally, the two branches that we opened in June 1997 and the branch that opened in February 1998 contributed significantly to our deposit growth. The result was an increase in deposits of $36.6 million after excluding the impact of $20.0 million of account withdrawals on July 8, 1997 used to fund stock purchases in the conversion. Checking accounts comprised $15.0 million of the increase in deposits.

     We continue to add branches to grow our franchise. In addition to the two branches opened in late June 1997 in Inman and Duncan, both of which became fully operational in the current fiscal year, we established a branch in the new Wal-Mart Supercenter in Greenville. We also announced plans for three new offices: a traditional branch in Greer (Greenville County), a Wal-Mart Supercenter branch in Greer (Spartanburg County) and a traditional branch in Chesnee (Spartanburg County). We expect to open the Greer branches in September 1998 and have already hired experienced, well qualified staff, headed by a city executive with 26 years banking experience, which includes service as a community bank president. We think the excellent products and well qualified personnel will allow the Bank to become an important part of the Greer community. We expect to open the Chesnee office in early calendar year 1999.

     During the year we also restructured FirstService Corporation, the Bank's service corporation, to offer a broader range of investment products. With the addition of new products and services and a seasoned investment representative, our customers now have access to a wide variety of mutual funds, insurance products, discount brokerage services and other investment services.

     Much attention is being focused on the Year 2000 computer system challenge. In May 1997 we appointed a committee composed of senior management and various operational personnel to address the issue. After months of assessment, planning and development, the Bank will begin testing, along with its core processing vendor, BISYS, in October 1998 to insure that all of our computer dependent systems are Year 2000 compliant.

     With all of the excitement surrounding the Company we must remember that the success of the Company depends on its staff. We are fortunate to have loyal, dedicated and hardworking staff who are committed to the fundamentals of customer service: putting customers first, doing their jobs right the first time, and providing quality products and services.

     The staff, officers and directors thank you for being a stockholder of FirstSpartan Financial Corp. We look forward to meeting the challenges ahead while continuing to build value for our stockholders, customers and the communities we serve.

Sincerely,

/s/Billy L. Painter

Billy L. Painter
President and
Chief Executive Officer

                                                                                                      Financial Summary

                                                                (In thousands, except per share data)
                                                                   At or For the Year Ended June 30,
                                                    1998           1997           1996           1995          1994
                                                  --------       --------       --------       --------       --------
Summary of Operations:
Investment income                                 $ 37,414       $ 29,462       $ 26,445       $ 23,835       $ 23,153
Interest expense                                    17,153         15,811         14,669         11,302         10,387
                                                  --------       --------       --------       --------       --------
Net interest income                                 20,261         13,651         11,776         12,533         12,766
Provision for loan losses                              460            825            419              9             --
                                                  --------       --------       --------       --------       --------
Net interest income
 after provision for loan losses                    19,801         12,826         11,357         12,524         12,766
                                                  --------       --------       --------       --------       --------
Noninterest income                                   2,366          1,386          1,238            278             84
Noninterest expense(1)                               9,820          9,903          6,947          6,166          5,671
                                                  --------       --------       --------       --------       --------
Income before income taxes                          12,347          4,309          5,648          6,636          7,179
Provision for income taxes                           4,807          1,587          2,111          2,495          2,707
                                                  --------       --------       --------       --------       --------
Net income                                        $  7,540       $  2,722       $  3,537       $  4,141       $  4,472
                                                  ========       ========       ========       ========       ========
Per Share Data:
Basic earnings per share                            $ 1.85            N/A            N/A            N/A            N/A
Cash dividends declared                               0.45            N/A            N/A            N/A            N/A
Book value                                           29.57            N/A            N/A            N/A            N/A

Balance Sheet Summary:
Total assets                                      $517,433       $665,446       $356,966       $322,735       $309,879
Loans receivable, net                              416,462        362,728        314,936        267,393        247,195
Investment securities                               28,797         10,322         18,350         14,113         23,324
Cash and cash equivalents                           48,968        277,072         10,784         15,967         11,728
Deposits                                           369,812        353,193        305,831        275,915        270,182
Federal Home Loan Bank
 of Atlanta advances                                17,000             --             --             --             --
Stock subscription
 escrow accounts(2)                                     --        259,329             --             --             --
Total equity                                       125,761         46,978         44,154         40,660         36,455

Selected Financial Ratios and
Other Statistical Data:
Return on average assets                              1.51%          0.71%          1.03%          1.32%          1.45%
Return on average equity                              5.92%          5.94%          8.23%         10.74%         12.88%
Interest rate spread(3)                               3.07%          3.22%          3.01%          3.71%          3.94%
Net interest margin(4)                                4.21%          3.69%          3.55%          4.15%          4.30%
Efficiency ratio(5)                                   0.43           0.54           0.54           0.48           0.44
Nonperforming loans to
 loans receivable, net(6)                             0.32%          0.56%          1.87%          1.79%          0.96%
Allowance for losses to
 gross loans receivable                               0.50%          0.47%          0.30%          0.21%          0.23%
Allowance for losses to
 nonperforming loans                                159.87%         88.43%         17.02%         12.52%         25.20%
Total equity to total assets                         24.30%          7.06%         12.37%         12.60%         11.76%
Average equity to average assets                     25.50%         11.88%         12.47%         12.28%         11.24%
Dividend payout ratio(7)                             24.30%           N/A            N/A            N/A            N/A
Number of offices                                        8              7              5              5              4

-------------------
(1) Includes one-time SAIF assessment of $1.8 million with respect to the year ended June 30, 1997.
(2) Represents subscription funds for the common stock of the Company issued inconnection with the Conversion.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4) Net interest income as a percentage of average interest-earning assets.
(5) Noninterest expense (excluding the one-time SAIF assessment with respect to the year ended June 30, 1997) divided by the sum of net interest income and noninterest income.
(6) Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more.
(7) Dividends declared per share divided by net income per share.

Management's Discussion and Analysis of
Financial Condition and Results of Operations


General

        Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of FirstSpartan Financial Corp. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto. This discussion and analysis contains certain forward-looking statements within the meaning of federal securities laws. These forward-looking statements consist of estimates with respect to the financial condition and results of operations of the Company. Such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and assets.

The Company's Business and Strategy

        FirstSpartan Financial Corp. ("the Corporation") is the holding company for First Federal Bank (the "Bank") (collectively referred to as the "Company") which converted from the mutual to stock form of ownership on July 8, 1997 (see Note 1 to the Consolidated Financial Statements appearing elsewhere in this Annual Report for further details about the Conversion).
The Corporation's activities are limited to passive investment activities and management of its investment in the Bank. Therefore, substantially all of the Company's business activities are conducted through the Bank.

        The Bank is a federally chartered savings bank whose primary regulator is the Office of Thrift Supervision ("OTS"). Historically the Bank's business has been focused principally on the origination and servicing of residential mortgage loans and attracting retail deposits (primarily certificates of deposits and savings accounts) from the general public. In recent years, the Bank has diversified its products and now offers a full range of consumer and commercial products and services typical of a community bank of its size.

        The Bank's operations are concentrated in the Spartanburg County, South Carolina geographic area with customers also located in adjacent counties. In 1998 the Bank opened a branch in Greenville County, its first retail branch office to be located outside Spartanburg County. At June 30, 1998, the Bank had eight locations (seven traditional offices and one located in a Wal-Mart Supercenter) and had three new offices under construction or development (two traditional and one to be located in a Wal-Mart Supercenter).

        The Bank's strategy is to operate as a well-capitalized, profitable and independent community financial institution. The Bank believes that local communities are well-served by community-oriented institutions that emphasize management involvement with customers and the community, local decision-making and quality customer service. Management believes that it can best serve an important segment of the marketplace and enhance the long-term value of the Company by operating independently and continuing with and expanding its community-oriented approach, especially in light of recent consolidations of banks and thrift institutions with large regional commercial banks in the Bank's market area.

Financial Condition

        Overview

        Total assets were $517.4 million at June 30, 1998 and $665.4 million at June 30, 1997, a decrease of $148.0 million. The decrease was principally the result of the refund of $197.8 million of subscription escrow funds, held by the Bank at June 30, 1997 in connection with the Conversion, that were in excess of stock available for sale, offset by an increase in loans receivable at June 30, 1998 when compared to June 30, 1997.

        Cash and Cash Equivalents

        Cash and cash equivalents totaled $49.0 million at June 30, 1998, a decrease of $228.1 million. The majority of the decrease was attributable to the refunding of $197.8 million of excess subscription escrow funds
held in connection   with  the  Conversion  at  June  30,  1997.   Other
major factors contributing to the decrease were the increase in loans receivable of $59.4 million, the increase in investment securities in the amount of $18.5 million and the repurchase of stock in the amount of $8.1 million. Offsetting these amounts that decreased cash was the increase in deposits of $36.6 million (after withdrawal of $20.0 million for which stock was issued in the Conversion) and advances from the Federal Home Loan Bank of Atlanta ("FHLB") of $17.0 million.

                                      Management's Discussion and Analysis of
                                Financial Condition and Results of Operations

        Investment Securities

        Investment securities increased $18.5 million as some of the proceeds from the Conversion were moved from interest-bearing deposits to investment securities.

        Loans Receivable

        Loans receivable increased due to several factors. First, originations of loans increased as the result of the development of a sales training and incentive program which included the appointment, in the first quarter of the fiscal year ended June 30, 1998, of a senior vice president of retail banking who is responsible for setting and monitoring sales goals of all loan origination personnel (including branch managers). Additionally, loan production was impacted favorably by several experienced banking officers who were hired as branch managers in the latter part of the fiscal year ended June 30, 1997 and during the fiscal year ended June 30, 1998 to assist in meeting the Bank's goal to increase loan production in the branch network. Also, originations of residential mortgage and consumer loans increased due to the loan activity of two branches opened in June 1997 becoming fully operational in the current fiscal year. Finally, originations of residential mortgage loans increased due to the impact of lower mortgage rates during the fiscal year which contributed to a significant amount of loan refinancing. The impact of loan refinancing originations was offset somewhat by the impact of loan payoffs due to refinancing as well as sales of conventional mortgage loans by the Bank (principally 30-year fixed rate conventional mortgage loans).

        Residential mortgage loans also increased due to the purchase of adjustable rate mortgage loans from the mortgage banking company in which the Bank's service corporation subsidiary owns a one-third equity interest, as well as a small amount of loan purchases through other correspondent banking relationships.

        Commercial loans increased due to the Bank's commercial lending department becoming fully operational during the year ended June 30, 1998. Management of the Bank believes that it now has the proper systems and qualified personnel to adequately evaluate and monitor the higher risk associated with commercial lending.

        One of the Bank's operating strategies is to increase the proportion of higher-yielding, shorter-term consumer, construction, land development and commercial loans in its portfolio. Management's goal is to increase the originations of these types of loans and to supplement internal production with purchases of such loans through its mortgage banking affiliate, and through other closely monitored correspondent banking relationships. It should be noted that while the objective of this strategy is to increase yields and reduce interest rate risk, this strategy carries with it increased credit risk and the intended effect on net income may not materialize and net income could be lower than if it had not been implemented.

        The following table presents a summary of the loan portfolio at June 30, 1998 and 1997 (in thousands of dollars):

                                                           June 30,
                                                      1998           1997
                                                   ---------      ---------
Real estate mortgage loans:
           Residential (1-4 family)                 $ 312,981      $ 285,969
           Construction                                37,241         35,061
           Land development                            20,577         12,376
           Commercial                                  10,613          3,773
                                                    ---------      ---------
                                                      381,412        337,179
                                                    ---------      ---------
Consumer and commercial loans:
           Home equity                                 43,950         35,366
           Commercial                                   6,987          1,984
           Other                                        9,058          6,301
                                                    ---------      ---------
                                                       59,995         43,651
                                                    ---------      ---------
        Gross loans                                   441,407        380,830
        Less:
           Undisbursed portion of loans in process    (21,923)       (15,311)
           Net deferred loan fees                        (843)          (995)
           Allowance for loan losses                   (2,179)        (1,796)
                                                    ---------      ---------
        Net loans                                   $ 416,462      $ 362,728
                                                    =========      =========

Management's Discussion and Analysis of
Financial Condition and Results of Operations

         The following table presents a summary of the changes in net loans for the year ended June 30, 1998, 1997 and 1996 (in thousands of dollars):

                                       1998            1997           1996
                                     ---------      ---------      ---------
Loans originated:
   Real estate mortgage loans:
      Residential (1-4 family)       $  95,754      $  50,886      $  59,296
      Construction                      38,860         36,770         42,212
      Land development                  12,676          6,924          3,814
      Commercial                         9,133          1,770            316
   Consumer and other                   56,888         29,734         27,181
Loans purchased:
   Residential (1-4 family)             14,309          9,091           --
   Construction                          9,537          5,820           --
Loans sold:
   Conventional                        (13,211)        (2,824)          --
   Government (FHA,VA)                  (6,329)        (7,223)        (7,704)
Loan principal repayments             (148,697)       (84,423)       (87,446)

Net (decrease) increase in
  other items                          (15,186)         1,267         (3,539)
                                     ---------      ---------      ---------
Net increase in loans
  receivable, net                    $  53,734      $  47,792      $  34,130
                                     =========      =========      =========

        Asset Quality and Allowance for Loan Losses

        The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in the existing total loan portfolio which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical
loss  experience, delinquency   trends,   characteristics  of  specific  loan
types, growth and composition of the loan portfolios, loans classified under OTS regulations, and other factors. Management deemed the allowance for loan losses to be adequate as of June 30, 1998. Based on the uncertainty in the estimation process however, management's estimate of the allowance for loan losses may change and such change could occur in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

        The accrual of interest is ceased when, in the opinion of management, principal or interest payments are not likely to continue according to the terms of the loan agreement, or when principal or interest is 90 days past due. In certain cases, extensions are granted on construction loans that may have become delinquent. These extensions are granted based upon management's judgment of the creditworthiness of the borrower and other factors such as sales contracts pending on the property held as collateral. In the case of extended loans, interest continues to accrue and the loans are reported as accruing but contractually past due 90 days or more. Management considers the total of nonaccrual loans and accruing loans 90 days or more past due as nonperforming loans.

                                      Management's Discussion and Analysis of
                                Financial Condition and Results of Operations

        A summary of nonperforming loans as of June 30, 1998 and 1997 follows (in thousands of dollars):
                                                           1998        1997
                                                          ------      ------
Nonaccrual loans:
   Residential (1-4 family)                               $  266      $  271
   Construction                                              787         273
   Other                                                     157          74
                                                          ------      ------
                                                           1,210         618
Accruing loans contractually past due 90 days or more        153       1,413
                                                          ------      ------
Total nonperforming loans                                 $1,363      $2,031
                                                          ======      ======
Nonperforming loans as a percentage
  of loans receivable, net                                   0.3%        0.6%
                                                          ======      ======
Allowance for loan losses as a percentage
   of nonperforming loans                                  159.9%       88.4%
                                                          ======      ======

         Loans classified under OTS regulations totaled $3.6 million and $3.9 million at June 30, 1998 and 1997, respectively.

        The changes in the allowance for loan losses is as follows for the years ended June 30, 1998, 1997, and 1996 (in thousands of dollars):

                                         1998          1997          1996
                                       --------      --------       --------

      Allowance, beginning of year     $  1,796      $  1,000       $    600
      Provision                             460           825            419
      Write-offs                            (80)          (39)           (23)
      Recoveries                              3            10              4
                                       --------      --------       --------
      Allowance, end of year           $  2,179      $  1,796       $  1,000
                                       ========      ========       ========

        Deposits

        Deposit accounts increased $16.6 million to $369.8 million at June 30, 1998 from $353.2 million at June 30, 1997. This increase is after approximately $20.0 million of deposits withdrawn on July 8, 1997 to purchase stock issued in the Conversion. Excluding the effect of the withdrawals to purchase stock, there was an increase in deposit accounts of $36.6 million. The increase in deposits was the result of interest credited to existing deposit accounts, the effect of two branch offices opened in June 1997 becoming fully operational during the fiscal year ended June 30, 1998, the effect of a new branch office opened in February 1998, various deposit account promotions, and the deposit of funds by account holders who purchased stock in the Conversion but sold their stock at a gain after the Conversion. Stock subscription escrow accounts decreased by $259.3 million from June 30, 1997 to June 30, 1998 as a result of $61.5 million of stock issued in the Conversion from funds held in the escrow accounts and refunds to subscribers of $197.8 million. The following table presents a summary of deposits at June 30, 1998 and 1997 (in thousands of dollars):

                                   June 30, 1998            June 30, 1997
                                             Weighted                Weighted
                                             Average                  Average
                               Amount        Rate         Amount       Rate
                               ------        ----         ------       ----
  Demand accounts:
    NOW:
    Noninterest-bearing        $ 12,757         --%     $   6,569        --%
    Interest-bearing             42,221       2.66         33,425      2.79
    Savings                      56,740       3.28         64,352      3.31
    Money market                 18,133       4.04         14,308      3.18
  Certificate accounts          239,961       5.60        234,539      5.66
                               --------                  --------
                               $369,812                  $353,193
                               ========                  ========

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        Equity

        Equity increased by $78.8 million from June 30, 1997 to June 30, 1998 as a result of net proceeds received in the Conversion of $79.9 million, net income of $7.5 million and allocation of shares under the Bank's Employee Stock Ownership Plan ("ESOP") with a market value of $1.3 million, offset by the repurchase of $8.1 million of stock, and payment of dividends of $1.8 million.

Results of Operations

        The  earnings  of the  Company  depend  primarily  on its  level  of
net interest   income,   which  is  the  difference   between   interest
earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

        Performance Overview

        Net income increased to $7.5 million for the year ended June 30, 1998 from $2.7 million for the year ended June 30, 1997 primarily as a result of increased investment income and increased noninterest income, partially offset by an increase in interest expense and an increased provision for income taxes due to increased income before income taxes. The increase in investment income is principally the result of additional funds available for investment from the Conversion and an increase in average loans outstanding during the year ended June 30, 1998. The increase in interest expense is due to an increase in average deposit balances during the year ended June 30, 1998.

        Net income decreased 23% to $2.7 million for the year ended June 30, 1997 from $3.5 million for the year ended June 30, 1996 primarily as a result of increases in the provision for loan losses and noninterest expense. The increase in noninterest expense was primarily the result of the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to approximately $1.1 million after tax, net income would have been $3.8 million for the year ended June 30, 1997.

        Net Interest Income

        Net interest income increased 48% to $20.3 million for the year ended June 30, 1998 from $13.7 million for the year ended June 30, 1997. Investment income increased 27% to $37.4 million for the year ended June 30, 1998 from $29.5 million for the year ended June 30, 1997 as a result of an increase in the average balance of interest-earning assets to $481.5 million from $369.6 million more than offsetting a decrease in average yield on interest-earning assets to 7.77% from 7.97% for the respective annual periods. The decrease in the average yield on interest-earning assets was due principally to stock subscription escrow funds held prior to the consummation of the Conversion and a portion of the proceeds of the Conversion being invested principally in lower yielding overnight interest-bearing deposits during the year ended June 30, 1998. The average balance of interest-earning assets increased as a result of the holding of stock subscription escrow funds prior to the consummation of the Conversion which were invested in overnight interest-bearing deposits, the net proceeds retained from the Conversion and an increase in the average balance of loans receivable. Interest expense increased 9% to $17.2 million for the year ended June 30, 1998 from $15.8 million for the year ended June 30, 1997 as a result of an increase in the average balance of interest-bearing liabilities to $364.9 million from $333.0 million in the prior year. The increase in the average balance of interest-bearing liabilities more than offset a decrease in the average cost of funds to 4.70% for the year ended June 30, 1998 from 4.75% for the year ended June
30,  1997.  The  average  balance  of   interest-bearing liabilities  during
the year ended June 30, 1998 includes the average balance of the special escrow accounts established to hold subscription funds received in connection with the Conversion. These accounts amounted to $259.3 million and were outstanding for approximately two weeks during the year ended June 30, 1998. The decrease in the average cost of funds resulted from the savings account rate of interest (2.5%) being paid on the subscription escrow accounts and an increase in the amount of deposits in lower cost negotiable order of withdrawal ("NOW") and savings accounts as a result of promotions of NOW and savings accounts. Interest rate spread decreased to 3.07% for the year ended June 30, 1998 from 3.22% for the year ended June 30, 1997.

         Net interest income increased 16% to $13.7 million for the year ended June 30, 1997 from $11.8 million for the year ended June 30, 1996. Investment income increased 12% to $29.5 million for the year ended June 30, 1997 from $26.4 million for the year ended June 30, 1996 as a result of an increase in the average balance of interest-earning assets to $369.6 million from $331.4 million, more than offsetting a slight decrease in the average yield on interest-earning assets to

                                      Management's Discussion and Analysis of
                                Financial Condition and Results of Operations

7.97% from 7.98%. The average yield did not change significantly because of relatively stable interest rates and the stabilizing effect that fixed rate loans in the portfolio have on the weighted average yield. Interest expense increased 7% to $15.8 million for the year ended June 30, 1997 from $14.7 million for the year ended June 30, 1996 as a result of an increase in the average balance of deposits to $333.0 million from $295.0 million. The increase in the average balance of deposits more than offset a decrease in the average cost of deposits to 4.75% for the year ended June 30, 1997 from 4.97% for the year ended June 30, 1996. The decrease in the average cost of deposits resulted from a combination of a change in the mix of deposits from higher cost certificates of deposit to lower cost NOW and savings accounts as a result of promotions of NOW and savings
accounts.   The  weighted  average  cost  of certificates  of deposit  also decreased as a result of the Bank's focus on the NOW  and  savings  account
promotions   rather  than  certificate  of  deposit promotional  rates.
Interest rate spread increased to 3.22% for the year ended June 30, 1997 from 3.01% for the year ended June 30, 1996.

 Average Balances, Interest and Average Yields/Costs

        The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Average balances for a period have been calculated using the daily average balances. (Dollar amounts in the table are in thousands.)

                                                               Year Ended June 30,
                                     1998                       1997                        1996
                         --------------------------- -------------------------- -------------------------
                                   Interest                   Interest                    Interest
                         Average     and      Yield/ Average    and      Yield/ Average     and    Yield/
                         Balance   Dividends  Cost   Balance  Dividends  Cost   Balance   Dividends Cost
                         -------   ---------  ----   -------  ---------  ----   -------   --------- ----
Interest-earning
 assets:
 Loans receivable,
  net(1)                 $395,465   $32,146   8.13%  $336,476  $27,455   8.16%  $298,865  $24,421   8.17%
 Mortgage-backed
  securities                  106         9   8.49        138        9   6.52        333       29   8.71
 Investment securities     18,831     1,111   5.90     14,055      903   6.42     17,035      997   5.85
 FHLB stock                 3,122       229   7.34      2,865      207   7.23      2,693      196   7.28
 Federal funds sold
  and overnight
  interest-bearing
  deposits                 63,967     3,919   6.13     16,060      888   5.53     12,517      802   6.41
                         --------   -------   ----   --------  -------   ----   --------  -------   ----
Total interest-
 earning assets           481,491    37,414   7.77    369,594   29,462   7.97    331,443   26,445   7.98
                                    -------   ----   --------  -------   ----   --------  -------   ----
Noninterest-earning
 assets                    17,544                      15,753                     12,947
                         --------                    --------                   --------
Total assets             $499,035                    $385,347                   $344,390
                         ========                    ========                   ========
Interest-bearing
 liabilities (2):
 Deposit accounts:
  Savings                $ 61,931     2,032   3.28   $ 64,062    2,263   3.53   $ 39,289    1,364   3.47
  Money market             12,733       434   3.41     13,669      422   3.09     17,196      626   3.64
  NOW                      48,389     1,039   2.15     32,517      651   2.00     27,351      542   1.98
  Certificate             238,845    13,498   5.65    222,773   12,475   5.60    211,179   12,137   5.75
                         --------   -------   ----   --------  -------   ----   --------  -------   ----
Total deposit accounts    361,898    17,003   4.70    333,021   15,811   4.75    295,015   14,669   4.97
Advances from FHLB          2,970       150   5.05         --       --     --         --       --     --
Total interest-          --------   -------   ----   --------  -------   ----   --------  -------   ----
 bearing liabilities      364,868    17,153   4.70    333,021   15,811   4.75    295,015   14,669   4.97
                                    -------   ----   --------  -------   ----   --------  -------   ----
Noninterest-bearing
 liabilities                6,901                       6,531                      6,422
                         --------                    --------                   --------
Total liabilities         371,769                     339,552                    301,437
Retained earnings         127,266                      45,795                     42,953
                         --------                    --------                   --------
Total liabilities and
 retained earnings       $499,035                    $385,347                   $344,390
                         ========                    ========                   ========
Net interest income                 $20,261                    $13,651                    $11,776
                                    =======                    =======                    =======
Interest rate spread                          3.07%                      3.22%                      3.01%
                                              ====                       ====                       ====
Net interest margin                           4.21%                      3.69%                      3.55%
                                              ====                       ====                       ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                                  1.32x                      1.11x                      1.12x
                                              ====                       ====                       ====
--------------
(1) Includes loans held-for-sale. Excludes interest on nonaccrual loans.
(2) Excludes escrow balances.

                                                                                                      9

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Rate/Volume Analysis

        The following table sets forth the effects of changing rates and volumes on interest income and interest expense. Information is provided with respect to: (i) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (ii) effects attributable to changes in volume (changes in volume multiplied by prior rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume. (Dollar amounts in the table are in thousands.)

                                       Year Ended June 30, 1998     Year Ended June 30, 1997
                                        Compared to Year Ended       Compared to Year Ended
                                            June 30, 1997                June 30, 1996
                                          Increase (Decrease)          Increase (Decrease)
                                                Due to                       Due to
                                      --------------------------   ---------------------------
                                       Rate      Volume   Total    Rate       Volume     Total
                                       -----     ------   ------   -----      ------     -----
Interest-earning assets:
  Loans receivable, net (1)            $(101)    $4,792   $4,691   $ (35)     $3,069     $3,034
  Mortgage-backed securities              --         --       --      (6)        (14)       (20)
  Investment securities                  (65)       273      208     118        (212)       (94)
  FHLB stock                               3         19       22      (1)         12         11
  Federal funds sold and overnight
    interest-bearing deposits            106      2,925    3,031     (81)        167         86
                                       -----     ------   ------   -----      ------     ------
Total net change in income
  on interest-earning assets             (57)     8,009    7,952      (5)      3,022      3,017
                                       -----     ------   ------   -----      ------     ------
Interest-bearing liabilities:
  Savings accounts                      (157)       (74)    (231)     24         875        899
  Money market accounts                   35        (23)      12     (87)       (117)      (204)
  NOW accounts                            52        336      388       6         103        109
  Certificate accounts                   112        911    1,023    (296)        634        338
  Advances from FHLB                      --        150      150      --          --         --
                                       -----     ------   ------   -----      ------     ------
Total net change in expense
  on interest-bearing liabilities         42      1,300    1,342    (353)      1,495      1,142
                                       -----     ------   ------   -----      ------     ------
Net change in net
  interest income                      $ (99)    $6,709   $6,610   $ 348      $1,527     $1,875
                                       =====     ======   ======   =====      ======     ======
--------------
(1) Excludes interest on nonaccrual loans.


        Provision for Loan Losses

        Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. The provision for loan losses was $460,000, $825,000, and $419,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Management deemed the increase in the provision for loan losses in the year ended June 30, 1997 necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio and a continuing increase in classified assets from June 30, 1996 to June 30, 1997.

        See "Financial Condition - Asset Quality and Allowance for Loan Losses" for more analysis of the allowance for loan losses.

                                     Management's Discussion and Analysis of
                               Financial Condition and Results of Operations

        Noninterest Income

        Noninterest income increased to $2.4 million for the year ended June 30, 1998 from $1.4 million for the year ended June 30, 1997. Service charges and fees increased to $1.4 million for the year ended June 30, 1998 from $1.1 million for the year ended June 30, 1997 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net increased to $646,000 for the year ended June 30, 1998 from $270,000 for the year ended June 30, 1997, partially attributable to income of $181,000 in the current year versus a $97,000 loss for the previous year, representing the Company's share of net income of the mortgage banking company in which the Bank's service corporation subsidiary has an equity investment. Gain on sale of mortgage loans increased to $342,000 during the year ended June 30, 1998 from $38,000 for the year ended June 30, 1997 due to increased conventional loan sales.

        Noninterest income increased to $1.4 million for the year ended June 30, 1997 from $1.3 million for the year ended June 30, 1996 primarily as a result of the increase in service charges and fees offset by a decrease in other income. Service charges and fees increased to $1.1 million for the year ended June 30, 1997 from $843,000 for the year ended June 30, 1996 primarily as a result of increased income associated with the origination and sale of FHA and VA loans and increased deposit account fees, particularly on the increased number of NOW accounts. Other income, net, decreased to $270,000 for the year ended June 30, 1997 from $395,000 for the year ended June 30, 1996 primarily as a result of a $97,000 loss representing the Company's share of the losses incurred by the mortgage banking company in which the Bank's service corporation subsidiary has an equity investment.

        Noninterest Expense

        Noninterest expense was $9.8 million for the year ended June 30, 1998 compared to $9.9 million for the same period in 1997. Federal deposit insurance premiums decreased to $354,000 for the year ended June 30, 1998 from $2.3 million for the year ended June 30, 1997. This decrease resulted primarily from the FDIC special assessment in the year ended June 30, 1997 on all SAIF-insured institutions to recapitalize the SAIF. The Bank's assessment amounted to $1.8 million and was accrued during the quarter ended September 30, 1997. Prior to the SAIF recapitalization, the Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. Employee compensation and benefits, increased to $5.0 million for the year ended June 30, 1998 from $4.0 million for the year ended June 30, 1997 primarily as a result of increased personnel costs for the three newest branch offices, the establishment of a commercial lending department, normal annual salary increases and implementation of the ESOP. The increases in other categories of other operating expenses generally are attributable to the growth of the Company, additional costs associated with operating as a public company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of the adoption of the FirstSpartan
Financial  Corp.   Management Recognition and Development  Plan on July 8,
1998 which will result in increased compensation of $1.5 million annually over a five-year period. The three new branch offices previously mentioned will also continue to contribute to increased operating expenses in future periods as will three additional branch offices that are expected to open during the fiscal year ending June 30, 1999.

        Noninterest expense increased to $9.9 million for the year ended June 30, 1997 from $6.9 million for the year ended June 30, 1996. This increase resulted primarily from the previously mentioned FDIC special assessment of $1.8 million. Additionally, employee compensation and benefits increased to $4.0 million for the year ended June 30, 1997 from $3.1 million for the same period in 1996 as a result of the hiring of additional operations personnel to service the increased number of NOW accounts, the hiring of the Bank's current Chief Financial Officer in June 1996 and the adoption of a director emeritus plan. Occupancy and equipment expense also increased for the year ended June 30, 1997 to $1.0 million as compared to $731,000 for the year ended June 30, 1996 primarily due to increased computer and software expenses. The increases in other categories of noninterest expense generally are attributable to growth and inflation.

        Income Taxes

        The provision for income taxes was $4.8 million for the year ended June 30, 1998 compared to $1.6 million for the year ended June 30, 1997. The increase is a result of higher income before income taxes for fiscal 1998.

        The provision for income taxes decreased to $1.6 million for the year ended June 30, 1997 from $2.1 million for the year ended June 30, 1996 as a result of lower income before taxes.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Analysis of Other Financial and Operating Matters

        Year 2000

        The approach of the year 2000 ("Year 2000") presents significant issues for many financial, information, and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999 appropriately, because such systems allow only two digits to indicate the year in a date. The Year 2000 problem may occur in computer programs, computer hardware or electronic devices that utilize computer chips to process any information that contains dates. Therefore, the issue is not limited to dates in computer programs but is a complex combination of problems that may exist in computer programs, data files, computer hardware and other devices essential to the operation of the business. Further, companies must consider the potential impact that Year 2000 may have on services provided by third parties.

        Substantially all of the Year 2000 risk is related to the Bank's activities. The Bank has a formal Year 2000 Plan which includes a Year 2000 Committee. The Plan has been reviewed by senior management and the Board of Directors. Included in the Plan is a listing of all systems (whether in-house or provided/supported by third parties) which may be impacted by Year 2000 and a categorization of the systems by their potential impact on Bank operations. The Committee has received Year 2000 plans from third parties identified during the assessment phase of the Year 2000 Plan. For systems that have been classified as critical to the operations of the Bank, contingency plans have been developed. Each contingency plan was developed by operational personnel who utilize the particular system. Contingency plans may include utilization of alternate third party vendors, alternate processing methods and software, or manual processing. The plans have various activation dates (e.g., the date on which a third party processor fails to meet its Year 2000 compliance deadline). In addition to addressing its own Year 2000 issues, the Bank is in the process of assessing the impact of the Year 2000 on significant commercial borrowers. The Bank's Year 2000 readiness is reviewed and monitored by the OTS.

        The Bank's core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 Plan and provides the Bank with periodic updates. BISYS also has held Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 Plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS expects to complete all program maintenance associated with its Year 2000 plan by October 31, 1998 and expects a full year of testing prior to January 1, 2000. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

         The incremental costs associated with the Bank's Year 2000 compliance are expected to be less than $100,000. The majority of all hardware upgrades required had been planned as a part of an overall project begun in 1997 to upgrade the Bank's computer systems to increase efficiency and eliminate obsolescence of some components of the system. Should the Bank or any of its third party service providers fail to complete Year 2000 measures in a timely manner it would likely have a material adverse effect, whose amount cannot be reasonably estimated at this time, on the Company.

         Market Risk and Interest Rate Sensitivity

        The principal market risk affecting the Company is risk associated with interest rate volatility ("interest rate risk"). The Company does not own any trading assets nor does it have any hedging contracts or transactions in place such as interest rate swaps, caps, floors or collars. Further, the Company is not subject to foreign currency exchange risk or commodity price risk. Substantially all of the Company's interest rate risk is derived from the Bank's lending and deposit-taking activities. This risk could result in reduced net interest income, loss in fair values of assets and/or increase in fair values of liabilities due to upward changes in interest rates.

        The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and periodically selling fixed rate one- to four-family mortgage loans. In addition, the Bank maintains short-term cash investments and an investment portfolio of U.S. Government and agency securities with contractual maturities of between one and ten years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce somewhat the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to four years.

                                     Management's Discussion and Analysis of
                               Financial Condition and Results of Operations

        Using data compiled by the FHLB, the Bank receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement.

        The following table is provided by the FHLB and sets forth the change in the Bank's and the Company's NPV at June 30, 1998, based on FHLB assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. (Dollar amounts in the table are in thousands.)

                  Bank                                    Company
       Basis                                   Basis
       Point                                   Point
       Change     Estimated Change in          Changes   Estimated Change in
       In Rates   Net Portfolio Value          In Rates  Net Portfolio Value
       ------------------------------          ------------------------------
       +400     $(33,360)     (32.5)%          +400     $(31,977)    (25.7)%
       +300      (23,971)     (23.4)           +300      (22,925)    (18.5)
       +200      (14,601)     (14.2)           +200      (13,872)    (11.2)
       +100       (7,301)      (7.1)           +100       (6,936)     (5.6)
          0           --         --               0           --        --
       -100        3,161        3.1            -100        2,741       2.2
       -200        6,322        6.2            -200        5,482       4.4
       -300        6,563        6.4            -300        5,238       4.2
       -400        6,804        6.6            -400        4,993       4.0

         The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 1998 would reduce the Bank's NPV by approximately $14.6 million at that date. Certain assumptions utilized in assessing the interest rate risk of savings banks within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following table prepared with information supplied by the FHLB presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at June 30, 1998. Certain assumptions about loan prepayment rates and deposit decay rates, among others, were utilized in the preparation of the table. There are shortcomings inherent in this method of analysis. For example, although a financial instrument may have a similar maturity or remaining term to repricing as another financial instrument, the two may react differently to changes in market interest rates. In the event of changes in interest rates, prepayments and withdrawals would likely deviate significantly from those assumed in the data underlying the table. (Dollar amounts in the table are in thousands.)

             Aver-   Within    One       After 3
             age     One       Year to   Years to  Beyond              Fair
             Rate    Year      3 Years   5 Years   5 Years   Total     Value
             ----    ----      --------- --------- -------   -----    --------
Interest-
 sensitive
 assets:
 Loans
  receivable,
  net of
  loans in
  process
  and
  deferred
  loan fees  7.97%   $154,752  $ 87,508  $ 63,265  $113,116  $418,641 $424,357
 Loans held-
  for-sale   6.91       7,294        --        --        --     7,294    7,315
 Mortgage-
  backed
  securi-
  ties       8.00          --        88        --        --        88       90
 Investment
  securities 5.89      22,628       998     3,005     2,078    28,709   28,709
 FHLB stock  7.50       3,446        --        --        --     3,446    3,446
 Federal
  funds
  sold and
  overnight
  interest-
  bearing
  deposits   6.10      40,518        --        --        --   40,518    40,518
Interest-
 sensitive
 liabilities:
 Savings
  accounts   3.28       9,804    14,892     9,708    22,336   56,740    56,740
 Money market
  accounts   4.04      14,325     1,995       950       863   18,133    18,133
 NOW
  accounts   2.03      20,502    18,766     5,021    10,689   54,978    54,978
 Certificate
  accounts   5.60     200,023    33,277     6,661        --  239,961   240,207
 Advances
  from FHLB  5.15          --        --        --    17,000   17,000    15,817

Off-balance
 sheet items:
Commitments
 to extend
 credit      7.66       4,512        --        --        --    4,512     4,512
 Unused
  lines of
  credit     9.75      51,587        --        --        --   51,587    51,587
 Loans in
  process    8.67      21,923        --        --        --   21,923    21,923

         Liquidity and Capital Resources

        The Company's primary sources of funds are customer deposits, proceeds from payments of principal and interest on loans, the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the OTS require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1998, cash and cash equivalents totaled $49.0 million, or 9% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $22.6 million. At June 30, 1998, the Bank also maintained an uncommitted credit facility with the FHLB, which provides for immediately available advances up to an aggregate amount of $40.0 million (increased on August 19, 1998 to $75.0 million) of which $17.0 million had been advanced.

        As of June 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1998, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 18.4%, 18.4%, and 29.9%, respectively, compared to regulatory capital requirements of 1.5%, 4.0%, and 8.0%, respectively. The Corporation is not subject to any separate regulatory capital requirements.

                                      Management's Discussion and Analysis of
                                Financial Condition and Results of Operations

        At  June  30,  1998,  the  Company  had  loan   commitments
(excluding undisbursed portions of interim construction loans) of approximately $4.5 million ($3.6 million at fixed rates ranging from 6.75% to 10%). In addition, at June 30, 1998, the unused portion of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $51.6 million. Furthermore, at June 30. 1998, the Company had certificates of deposit scheduled to mature in one year or less of $200.0 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

        Recently Issued Accounting Standards

        The Financial Accounting Standards Board recently issued four new accounting standards that will affect accounting, reporting, and disclosure of financial information by the Company. Adoption of these standards is not expected to have a material impact on financial condition or results of operations. The following is a summary of the standards and their required implementation dates:

        SFAS  No.  130,  "Reporting   Comprehensive  Income"  -  This
statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available-for-sale securities) be reported in a financial statement that is displayed with the same prominence as other financial statements. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the equity section of the balance sheet. This statement is effective for the Company for the fiscal year beginning July 1, 1998.

        SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" - This statement establishes standards for the way
public business enterprises   report   information  about  operating  segments
and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, and segment assets and certain other information. This statement is effective for the Company for financial statements issued for the fiscal year beginning July 1, 1998.

         SFAS  No.  132,  "Employers'   Disclosures  about  Pensions  and
other Post-Retirement Benefits" - This statement deals principally with employers' disclosures about defined benefit plans and other post-retirement benefit plans. This statement is effective for the Company for the fiscal year beginning July 1, 1998.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for the Company for the fiscal year beginning July 1, 1999 and may not be applied retroactively.

Effect of Inflation and Changing Prices

        The  consolidated   financial  statements  and  related  financial
data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Independent Auditors' Report

The Board of Directors
FirstSpartan Financial Corp.
Spartanburg, South Carolina

     We have audited the accompanying consolidated balance sheets of FirstSpartan Financial Corp. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended June 30,
1998.  These  consolidated   financial   statements  are  the responsibility
of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements
are  free  of  material  misstatement.   An  audit  includes examining,  on  a
test  basis,  evidence  supporting  the  amounts  and disclosures  in  the
financial  statements.   An  audit  also  includes assessing the accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


July 24, 1998
Greenville, South Carolina

                                FirstSpartan Financial Corp. and Subsidiaries
                                                  Consolidated Balance Sheets
                                            (In Thousands, Except Share Data)

June 30, 1998 and 1997
                                                    1998             1997
                                                 ---------         --------
Assets
  Cash                                           $   8,450         $  6,688
  Federal funds sold and overnight
   interest-bearing deposits                        40,518          270,384
                                                 ---------         --------
     Total cash and cash equivalents                48,968          277,072
  Investment securities available-for-
   sale - at fair value (amortized cost:
   $28,732 and $10,172 at June 30, 1998
   and June 30, 1997, respectively)                 28,709           10,201
  Mortgage-backed securities held-to-
   maturity - at amortized cost (fair
   value: $90 and $125 at June 30, 1998
   and June 30, 1997, respectively)                     88              121
  Loans receivable, net                            416,462          362,728
  Loans held-for-sale - at lower of cost
   or market (market value: $7,315 and
   $1,617 at June 30, 1998 and June 30,
   1997, respectively)                               7,294            1,617
  Office properties and equipment, net               8,445            6,594
  Federal Home Loan Bank of Atlanta stock
   - at cost                                         3,446            3,011
  Accrued interest receivable                        2,813            2,590
  Real estate acquired in settlement of loans           36               36
  Other assets                                       1,172            1,476
                                                 ---------         --------

     Total Assets                                $ 517,433        $ 665,446
                                                 =========        =========
Liabilities and Equity
 Liabilities:
 Deposit accounts                                $ 369,812        $ 353,193
 Stock subscription escrow accounts                     --          259,329
 Advances from borrowers for taxes
  and insurance                                      1,063            1,001
 Advances from Federal Home Loan Bank
  of Atlanta                                        17,000               --
 Other liabilities                                   3,797            4,945
                                                 ---------         --------
                 Total liabilities                 391,672          618,468
Equity:                                          ---------         --------
 Preferred stock, $0.01 par value:
 Authorized - 250,000 shares; none issued or
  outstanding at June 30, 1998 and 1997                 --               --
 Common stock, $0.01 par value:
  Authorized - 12,000,000 shares; issued and
   outstanding: 4,253,160 shares at June 30,
   1998 (none issued or outstanding at June
   30, 1997)                                            44               --
  Additional paid-in capital                        87,624               --
  Retained earnings                                 52,662           46,960
  Treasury stock - at cost (177,215 shares
   at June 30, 1998)                                (8,113)              --
  Unallocated ESOP shares                           (6,442)              --
  Unrealized (loss) gain on investment
   securities available-for-sale, net
   of taxes                                            (14)              18
                                                 ---------         --------
     Total equity                                  125,761           46,978
                                                 ---------         --------
     Total Liabilities and Equity                $ 517,433        $ 665,446
                                                 =========        =========

See accompanying notes to consolidated financial statements.

FirstSpartan Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

Years Ended June 30, 1998, 1997 and 1996

                                         1998           1997           1996
                                     ----------     ----------     ----------
Investment Income:
 Interest on loans                   $   32,146     $   27,455     $   24,421
 Interest and dividends on investment
  securities, mortgage-backed
  securities and other                    5,268          2,007          2,024
                                     ----------     ----------     ----------
     Total investment income             37,414         29,462         26,445
                                     ----------     ----------     ----------
Interest Expense:
 Deposit accounts                        17,003         15,811         14,669
 Federal Home Loan Bank of Atlanta
  advances                                  150             --             --
                                     ----------     ----------     ----------
     Total interest expense              17,153         15,811         14,669
                                     ----------     ----------     ----------
Net Interest Income                      20,261         13,651         11,776
Provision for Loan Losses                   460            825            419
                                     ----------     ----------     ----------
Net Interest Income After
 Provision for Loan Losses               19,801         12,826         11,357
                                     ----------     ----------     ----------
Noninterest Income (Loss):
 Service charges and fees                 1,378          1,090            843
 Gain on sale of mortgage loans             342             38             --
 Loss on sale of investments                 --            (12)            --
 Other, net                                 646            270            395
                                     ----------     ----------     ----------
     Total noninterest income, net        2,366          1,386          1,238
                                     ----------     ----------     ----------
Noninterest Expense:
 Employee compensation and benefits       5,016          4,025          3,131
 Federal deposit insurance premium          354          2,278            737
 Occupancy and equipment expense          1,106          1,006            731
 Computer services                          680            523            449
 Advertising and promotions                 566            463            418
 Office supplies, postage,
  printing, etc.                            626            535            502
 Other                                    1,472          1,073            979
                                     ----------     ----------     ----------
     Total noninterest expense            9,820          9,903          6,947
                                     ----------     ----------     ----------
Income Before Income Taxes               12,347          4,309          5,648

Provision for Income Taxes                4,807          1,587          2,111
                                     ----------     ----------     ----------
Net Income                           $    7,540     $    2,722     $    3,537
                                     ==========     ==========     ==========
Basic earnings per share             $     1.85     $       --     $       --
                                     ==========     ==========     ==========
Weighted average shares outstanding   4,066,692             --             --
                                     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                               FirstSpartan Financial Corp. and Subsidiaries
                                           Consolidated Statements of Equity
                                           (In Thousands, Except Share Data)

Years Ended June 30, 1998, 1997 and 1996
                                                                                     Net Unreal-
                                                                                     ized Gain
                                          Addi-                            Unallo-   (Loss) on
                                          tional                           cated     Securities
                         Common  Common   Paid-In   Retained     Treasury  ESOP      Available-   Total
                         Shares  Stock    Capital   Earnings      Stock    Shares    for-Sale     Equity
                         ------  -----    -------   --------      -----    ------    --------     ------
Balance, June 30, 1995       --    $ --    $   --   $ 40,701      $  --      $  --   $  (41)    $  40,660

Net income                   --      --        --      3,537         --         --       --         3,537
Change in net
  unrealized loss            --      --        --         --         --         --      (43)         (43)
                      ---------   -----   -------    -------   --------   --------   ------      --------

Balance, June 30, 1996       --      --        --     44,238         --         --      (84)       44,154

Net income                   --      --        --      2,722         --         --       --         2,722
Change in net
  unrealized loss            --      --        --         --         --         --      102           102
                      ---------   -----   -------    -------   --------   --------   ------      --------

Balance, June 30, 1997       --      --        --     46,960         --         --       18        46,978

Net income                   --      --        --      7,540         --         --       --         7,540
Change in net
  unrealized gain            --      --        --         --         --         --      (32)         (32)
Issuance of common
  stock               4,430,375      44    86,981         --         --     (7,089)      --        79,936
ESOP shares committed
  for release                --      --       643         --         --        647       --         1,290
Purchase of treasury
  stock                (177,215)     --        --         --     (8,113)        --       --       (8,113)
Dividends ($0.45
  per share)                 --      --        --     (1,838)        --         --       --       (1,838)
                      ---------   -----   -------    -------   --------   --------   ------      --------
Balance, June 30,
 1998                 4,253,160   $  44   $87,624    $52,662   $ (8,113)  $ (6,442)  $  (14)     $125,761
                      =========   =====   =======    =======   ========   ========   ======      ========

See accompanying notes to consolidated financial statements.

                                                                                                      19

FirstSpartan Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands of Dollars)

Years Ended June 30, 1998, 1997 and 1996
                                          1998          1997           1996
                                       ---------     ----------      --------
Cash Flows from Operating Activities:
  Net income                          $   7,540     $    2,722       $  3,537
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Provision for loan losses                 460            825            419
  Deferred income tax (benefit)
   provision                               (829)          (435)           175
  Amortization of deferred income          (219)          (157)         (202)
  Amortization (accretion) of premiums
   (discounts) on investment and
   mortgage-backed securities                 3            (20)           (3)
  Depreciation                              603            529            311
  Allocation of ESOP shares at fair
   value                                  1,290             --             --
  Decrease (increase) in other assets        81         (1,057)         (133)
  Additions to loans held-for-sale      (25,217)        (9,753)      (15,198)
  Proceeds from sale of loans held-
   for-sale                              19,882         10,085          7,704
  Gain on sale of loans held-for-sale      (342)           (38)            --
  Loss (gain) on disposal of property
   and equipment                              7             11            (3)
  (Gain) loss on sale of real estate
   acquired in settlement of loans           --            (14)            10
  Loss on sale of investment securities
   available-for-sale                        --             12             --
  (Decrease) increase in other
   liabilities                             (237)          (663)           672
                                      ---------     ----------       --------
   Net cash provided by (used in)
    operating activities                  3,022          2,047        (2,711)
                                      ---------     ----------       --------
Cash Flows from Investing Activities:
   Net loan originations and principal
    collections                         (30,129)       (33,740)      (26,968)
   Purchase of loans                    (23,846)       (14,911)            --
   Purchase of investment securities    (29,063)        (1,374)       (9,992)
   Proceeds from sale of investment
    securities available-for-sale            --          8,000             --
   Proceeds from maturities of
    investment securities
    available-for-sale                   10,500          1,500          5,500
   Principal repayments and proceeds
    from maturities of mortgage-
    backed securities                        33             75            189
   Proceeds from sale of real estate
    acquired in settlement of loans          --            227             81
   Purchase of Federal Home Loan Bank
    of Atlanta stock                       (435)          (205)         (157)
   Purchase of property and equipment    (2,461)        (2,249)       (1,168)
   Purchase of treasury stock            (8,113)            --             --
   Proceeds from sale of property and
    equipment                                --            227            127
                                      ---------     ----------       --------
   Net cash used in investing
    activities                          (83,514)       (42,450)      (32,388)
                                      ---------     ----------       --------
Cash Flows from Financing Activities:
   Net increase in deposits              36,661         47,362         29,916
   Stock subscription proceeds               --        259,329             --
   Stock subscription refunds          (197,851)            --             --
   Stock issuance costs                  (1,584)            --             --
   Advances from Federal Home Loan
    Bank of Atlanta                      17,000             --             --
   Dividends paid                        (1,838)            --             --
                                      ---------     ----------       --------
   Net cash (used in) provided by
    financing activities               (147,612)       306,691         29,916
                                      ---------     ----------       --------
Net (Decrease) Increase in Cash and
 Cash Equivalents                      (228,104)       266,288        (5,183)
Cash and Cash Equivalents at
 Beginning of Year                      277,072         10,784         15,967
                                      ---------     ----------       --------
Cash and Cash Equivalents at End
 of Year                              $  48,968     $  277,072       $ 10,784
                                      =========     ==========       ========

                                FirstSpartan Financial Corp. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                    (In Thousands of Dollars)

Years Ended June 30, 1998, 1997 and 1996
                                          1998           1997          1996
                                        --------       --------      --------
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the year for:
  Interest                             $ 17,433       $ 15,715       $ 14,461
                                       ========       ========       ========
  Income taxes                         $  5,358       $  1,870       $  2,274
                                       ========       ========       ========
 Transfers from loans to real
  estate acquired in
  settlement of loans                  $     --       $    191       $    115
                                       ========       ========       ========
 Change in unrealized gain (loss) on
  investment securities available-
  for-sale                             $    (52)      $  (165)       $     70
                                       ========       ========       ========
 Increase (decrease) in deferred
  taxes related to unrealized gain
  (loss) on investment securities
  available-for-sale                   $     20       $    (63)      $     27
                                       ========       ========       ========
 Investment securities transferred
  from held-to-maturity to available-
  for-sale, at fair value              $     --       $     --       $  4,002
                                       ========       ========       ========
 Loans held-for-sale transferred to
  loans held-for-investment at lower
  of cost or market                    $     --             --       $ 20,907
                                       ========       ========       ========
 Sale of common stock funded by
  subscription escrow accounts         $ 61,478       $     --             --
                                       ========       ========       ========
 Sale of common stock funded by
  deposit accounts                     $ 20,042       $     --       $     --
                                       ========       ========       ========
 Sale of common stock to ESOP          $  7,089       $     --       $     --
                                       ========       ========       ========

     See accompanying notes to consolidated financial statements.

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30,1998, 1997 and 1996

1.      Organization and Summary of Significant Accounting Policies

        Change in Reporting Entity - On February 3, 1997, the Board of Directors of First Federal Savings and Loan Association of Spartanburg (the "Association") adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered capital stock association (the "Conversion"). The Conversion was accomplished through the formation of FirstSpartan Financial Corp. (the "Corporation") on February 4, 1997, the adoption of a federal stock charter on June 25, 1997, the sale of all of the Association's stock to the Corporation on July 8, 1997 and the sale of the Corporation's stock to the public on July 8, 1997.

        A subscription offering ("offering") of the shares of common stock of the Corporation was conducted whereby the shares were offered initially to eligible account holders, the First Federal Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Association (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Association upon issuance of stock, or a combination of cash and account withdrawal. The offering began May 14, 1997 and concluded on June 17, 1997. Subscription funds received in connection with the offering were placed in special escrow accounts in the Association. For those orders that were to be funded through account withdrawals, the Association placed "holds" on those accounts, restricting the withdrawal of any amount which would reduce the account balance below the amount of the order. At June 30, 1997, the Association held
$259.3  million  in  subscription   escrow  accounts  and  had  restricted
withdrawal from deposit accounts in the amount of $26.0 million.

        On July 8, 1997, the Corporation issued approximately 4.4 million shares of common stock for gross proceeds of approximately $88.6 million. The aggregate purchase price of the Corporation's stock was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Sources of gross proceeds were as follows (in thousands of dollars):

        Subscription escrow accounts                 $ 61,478
        Deposit account withdrawals                    20,042
        Note receivable from ESOP                       7,088
                                                     --------
        Gross proceeds                               $ 88,608
                                                     ========

        All excess subscription funds were refunded to subscribers and holds on deposit accounts were released after the stock was issued.

        Conversion expenses totaled approximately $1.6 million and were deducted from gross proceeds to result in net proceeds of approximately $87.0 million. As of June 30, 1997, Conversion costs were approximately $716,000 and are included in the balance sheet caption "Other Assets."

        The Association issued all of its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds from the sale of the Corporation's capital stock. The Corporation accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Association maintain their historical cost basis in the consolidated financial statements of the Company.

        In January 1998, the Association changed its name to First Federal Bank (the "Bank").

        Principles of Consolidation - The consolidated financial statements include the accounts of the Corporation, the Bank and its wholly owned subsidiary, FirstService Corporation ("FirstService") (collectively referred to as the "Company"). Since the Corporation was inactive from incorporation through July 8, 1997, the information contained in the financial statements prior to that date relates to the Bank and its subsidiary.

                                 FirstSpartan Financial Corp. and Subsidiaries
                                    Notes to Consolidated Financial Statements
                                      Years Ended June 30, 1998, 1997 and 1996

        FirstService Corp. has a one-third ownership interest in a mortgage banking company (since August 1996) which is accounted for under the equity method of accounting. The investment is included in Other Assets
in the balance sheet  and  totaled   $484,000  and  $303,000,   at  June  30,
1998 and 1997, respectively. Equity in the earnings (losses) of the mortgage banking company is included in Other Income and totaled $181,000 and $(97,000) for the years ended June 30, 1998 and 1997, respectively.

        Significant intercompany balances and transactions have been eliminated in consolidation and under the equity method.

        Nature  of  Operations  and  Customer   Concentration  -  The
Company's principal business activities are conducted through the Bank, which is a federally chartered savings bank engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public through its retail banking offices. The Bank's business is limited primarily to the Spartanburg and adjacent county areas of South Carolina.

        Basis of Accounting - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, federal funds sold and overnight interest-bearing deposits.

        Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of taxes. No securities have been classified by the Company as trading securities during the reporting periods.

        In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Debt and Equity Securities," which included a transition provision allowing entities that adopted Statement of Financial Accounting Standards ("SFAS") No. 115 to reassess the appropriateness of the classifications of securities held and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category resulting from this one-time reassessment did not call into question, or "taint," the intent of the entity to hold other debt securities to maturity in the future. In accordance with this Special Report, on December 28, 1995, the Company transferred securities with a fair value and amortized cost of approximately $4.0 million from held-to-maturity to available-for-sale. This transfer is disclosed as a noncash transaction in the statement of cash flows.

        Gains and losses on sales of securities are determined on the specific identification method. Premiums and discounts are amortized to maturity on a method which approximates the level yield method.

        Loans - Loans are reported at the principal amount outstanding and reduced by net deferred loan origination fees and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is accreted as an adjustment of the related loan's yield over the contractual life of the loan. Net deferred loan fees on loans sold are included in determining the gain or loss on the sale. Loans held-for-sale are stated at the lower of cost or estimated market value as determined by outstanding commitments from investors or current investor market yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income. During the year ended June 30, 1996, the Company reclassified approximately $20.9 million of loans from held-for-sale to held-for-investment at the lower of cost or market at the time the loans were reclassified.

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996

        Upon the sale of mortgage loans, the Company receives cash in the amount of the fair value of the loans and gain or loss is recognized at the time of sale for the difference between the proceeds and carrying value. On mortgage loans sold for which servicing rights were retained, the carrying value of the loan is adjusted at the time of sale by allocating the total cost of the loan to the mortgage servicing right and the loan (without the mortgage servicing right) based on their relative fair values. The cost allocated to the mortgage servicing right is recognized as a separate asset (included in "Other Assets") and amortized in proportion to and over the period of the estimated net servicing income. Prior to July 1, 1996, the value of servicing rights on originated mortgage loans was not allowed to be recognized as an asset by generally accepted accounting principles but was included in the carrying value of the loans sold in the determination of gain or loss on sale.

        Interest on loans is credited to income as earned based upon the contractual interest rate of the loans applied to principal outstanding. Interest accrual on impaired and unimpaired loans is ceased if collection in the near term is uncertain, or when principal or interest is 90 days or more past due. Such interest is accounted for in an allowance for uncollected interest by a charge to interest income equal to all interest previously accrued. Loans generally are returned to accrual status when the loan is brought current and it appears likely that payments will continue to be received as scheduled.

        Allowance for Loan Losses - The Company provides for loan losses on the allowance method. Accordingly, loans deemed uncollectible are deducted from the allowance and provisions for estimated loan losses and recoveries on loans previously charged off are added to the allowance. The allowance is an amount that management believes will be adequate to absorb estimated losses inherent in existing loans which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, local and regional economic conditions, evaluations of impaired loans, and other factors. Based on this assessment, the allowance is adjusted through a charge to operations. Because of the uncertainty inherent in the estimation process, management's estimate of the allowance for loan losses may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examinations.

        Management   periodically  evaluates  speculative   construction,
land development, commercial and restructured loans to determine if any such loans are impaired. Loans are considered to be impaired when, in management's judgement, the collection of principal or interest is not
collectible according to  the  contractual   terms  of  the  loan  agreement.
When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the borrower and adequacy of collateral to determine if a loan is impaired.

        The measurement of impaired loans generally is based on the present value of future cash flows discounted at the historical effective interest rate, except that collateral-dependent loans generally are measured for impairment based on the fair value of the collateral. When the measured amount of an impaired loan is less than the recorded investment in the loan, the impairment is recorded as a charge to income and a valuation allowance which is included as a component of the allowance for loan losses.

        Office Properties and Equipment - Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method.

        Real Estate Acquired in Settlement of Loans - Real estate acquired in settlement of loans is recorded initially at fair value less estimated cost of disposal at the date of foreclosure, establishing a new cost basis. Any accrued interest on the related loan at the date of acquisition
is  charged  to operations.   After  foreclosure,   valuations  are  performed
periodically by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenues, expenses and additions to the valuation allowance related to real estate acquired in settlement of loans are charged to operations. Such amounts were not material in the years ended June 30, 1998, 1997 and 1996 and are included in Noninterest Expense.

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

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996

        Recently Issued Accounting Standards - The FASB has recently issued four new accounting standards that will affect accounting, reporting, and disclosure of financial information by the Company. Adoption of these standards is not expected to have a material impact on financial condition or results of operations. The following is a summary of the standards and their required implementation dates:

        SFAS No.  130,  "Reporting  Comprehensive  Income" - This  statement establishes  standards for reporting and disclosure of comprehensive income and its components  (revenues,  expenses,  gains and losses).
        This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses
        on  available-for-sale   securities)  be  reported  in  a  financial
        statement that is displayed with the same prominence as other financial statements. The accumulated balance of other comprehensive income will be disclosed separately from retained earnings in the equity section of the balance sheet. This statement is effective for the Company for the fiscal year beginning July 1, 1998.

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" - This statement establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, and segment assets and certain other information. This statement is effective for the Company for financial statements issued for the fiscal year beginning July 1, 1998.

        SFAS No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits" - This statement deals principally with employers' disclosures about defined benefit plans and other post-retirement benefit plans. The statement is effective for the Company for the fiscal year beginning July 1, 1998.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for the Company for the fiscal year beginning July 1, 1999 and may not be applied retroactively.

        Reclassifications - Certain June 30, 1997 and 1996 amounts have been reclassified to conform to the June 30, 1998 presentation.

2.      Investment and Mortgage-Backed Securities

        Investment securities available-for-sale at June 30, 1998 and 1997 are summarized as follows (in thousands of dollars):

                                                     June 30, 1998
                                                       Gross  Gross
                                                       Unrea- Unrea-
                                            Amortized  lized  lized    Fair
                                            Cost       Gains  Losses   Value
                                            ----       -----  ------   -----
 Debt securities:
   U.S. Treasury obligations               $    497    $ 1    $ --    $   498
   U.S. Government Agency obligations         6,010     16      (7)     6,019
                                           --------    ---    ----    -------
                                              6,507     17      (7)     6,517
   Marketable equity securities              22,225     --     (33)    22,192
                                           --------    ---    ----    -------
                                           $ 28,732    $17    $(40)   $28,709
                                           ========    ===    ====    =======

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996

                                                      June 30, 1998
                                                       Gross  Gross
                                                       Unrea- Unrea-
                                            Amortized  lized  lized    Fair
                                            Cost       Gains  Losses   Value
                                            ----       -----  ------   -----
Debt securities:
 U.S. Treasury obligations                 $  1,492    $--    $ (4)   $ 1,488
 U.S. Government Agency obligations           6,499      2     (18)     6,483
                                           --------    ---    ----    -------
                                              7,991      2     (22)     7,971
 Marketable equity securities                 2,181     49      --      2,230
                                           --------    ---    ----    -------
                                           $ 10,172    $51    $(22)   $10,201
                                           ========    ===    ====    =======

        Gross realized gains and losses on sales of investment securities available-for-sale were not material for the years ended June 30, 1998, 1997 and 1996.

        Marketable equity securities at June 30, 1998 and 1997 consisted principally of a mutual fund that invests in adjustable rate mortgages.

        Investment securities totaling approximately $3.6 million at June 30, 1998 were pledged as collateral for public deposits.

        The contractual maturities of debt securities available-for-sale (at amortized cost and estimated fair value) are summarized as follows at June 30, 1998 (in thousands of dollars):

                                                     Amortized      Fair
                                                     Cost           Value
                                                     -------        -------

        Due within one year                          $   497        $   498
        Due after one through five years               5,000          5,003
        Due after five through ten years               1,010          1,016
                                                     -------        -------
                                                     $ 6,507        $ 6,517
                                                     =======        =======

        Mortgage-backed securities held-to-maturity at June 30, 1998 and 1997 consisted of U.S. Government Agency obligations. Gross unrealized gains and losses were not material at June 30, 1998 and 1997. The contractual maturity of the entire balance of mortgage-backed securities at June 30, 1998 is due within five years.

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996

3.      Loans Receivable

         Loans receivable at June 30, 1998 and 1997 consisted of the following (in thousands of dollars):
                                                            June 30,
                                                      1998           1997
                                                   ---------      ---------
Real estate mortgage loans:
   Residential (1-4 family)                        $ 312,981      $ 285,969
   Construction                                       37,241         35,061
   Land development                                   20,577         12,376
   Commercial                                         10,613          3,773
                                                   ---------      ---------
                                                     381,412        337,179
                                                   ---------      ---------
Consumer and commercial loans:
   Home equity                                        43,950         35,366
   Commercial                                          6,987          1,984
   Other                                               9,058          6,301
                                                   ---------      ---------
                                                      59,995         43,651
                                                   ---------      ---------
Gross loans                                          441,407        380,830

Less:
   Undisbursed portion of loans in process           (21,923)       (15,311)
   Net deferred loan fees                               (843)          (995)
   Allowance for loan losses                          (2,179)        (1,796)
                                                   ---------      ---------
Net loans                                          $ 416,462      $ 362,728
                                                   =========      =========

         The changes in the allowance for loan losses consisted of the following (in thousands of dollars):
                                                     June 30,
                                       1998            1997           1996
                                     -------         -------        -------
   Allowance, beginning of year      $ 1,796         $ 1,000        $   600
   Provision                             460             825            419
   Write-offs                            (80)            (39)           (23)
   Recoveries                              3              10              4
                                     -------         -------        -------
   Allowance, end of year            $ 2,179         $ 1,796        $ 1,000
                                     =======         =======        =======

        At June 30, 1998 and 1997, the Company had loans totaling $1,210,000 and $618,000, respectively, which were in nonaccrual status. Interest income that would have been recorded for the years ended June 30, 1998, 1997 and 1996 had nonaccrual loans been current in accordance with their contractual terms amounted to $58,000, $34,000 and $84,000, respectively. The amount of interest included in interest income on such loans for such periods amounted to $48,000, $18,000 and $69,000, respectively.

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996

        The Company had impaired loans at June 30, 1998 and 1997 as follows (in thousands of dollars):
                                                            June 30,
                                                     1998            1997
                                                    ------          ------
Impaired loans:
  No valuation allowance required                   $1,112          $1,091
  Valuation allowance required                         214            --
                                                    ------          ------
                                                    $1,326          $1,091
                                                    ======          ======
Valuation allowance                                 $   15          $   --
                                                    ======          ======

        The average recorded investment in impaired loans was $1.3 million, $1.5 million and $1.1 million for the years ended June 30, 1998, 1997 and 1996. Interest income recognized on impaired loans was not significant during the years ended June 30, 1998, 1997, and 1996. Residential real estate loans are presented net of loans serviced for others totaling approximately $56.4 million, $54.5 million and $59.2 million at June 30, 1998, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $253,000, $248,000 and $390,000 at June 30, 1998, 1997 and 1996,
respectively.

        The Company originates loans to officers and directors at terms substantially identical to those available to other borrowers. Mortgage and consumer loans to officers and directors at June 30, 1998 and 1997 were approximately $1.1 million and $1.0 million respectively.

4.      Office Properties and Equipment

        Office properties and equipment at June 30, 1998 and 1997 are summarized as follows (in thousands of dollars):
                                                          June 30,
                                                   1998             1997
                                                --------         --------
Major Classification:
  Land                                          $  2,094         $  1,679
  Office buildings and improvements                6,753            5,488
  Furniture, fixtures and equipment                3,522            2,804
  Automobiles                                         75               51
                                                --------         --------
                                                  12,444           10,022
Less accumulated depreciation                     (3,999)          (3,428)
                                                --------         --------
Office properties and equipment,net             $  8,445         $  6,594
                                                ========         ========
5.      Deposit Accounts

        Deposit accounts at June 30, 1998 and 1997 are summarized as follows (in thousands of dollars):

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996

                                     June 30, 1998            June 30, 1997
                                                Weighted              Weighted
                                                Average               Average
                                  Amount        Rate      Amount      Rate
                                  ------        ----      ------      ----

Demand accounts:
 NOW:
  Noninterest-bearing             $ 12,757        --%     $  6,569       --%
  Interest-bearing                  42,221      2.66        33,425     2.79
  Savings                           56,740      3.28        64,352     3.31
  Money market                      18,133      4.04        14,308     3.18
Certificate accounts               239,961      5.60       234,539     5.66
                                  --------                --------
                                  $369,812                $353,193
                                  ========                ========

        Scheduled maturities of certificate accounts at June 30, 1998 are as follows (in thousands of dollars):

        Within 1 year                          $200,023
        After 1 but within 2 years               26,379
        After 2 but within 3 years                6,898
        Thereafter                                6,661
                                               --------
                                               $239,961
                                               ========

        The aggregate amount of certificate accounts with principal amounts of $100,000 or more was $49.0 million and $48.5 million at June 30, 1998 and 1997, respectively. Deposits in excess of $100,000 are not federally insured.

        Interest expense by type of deposit is summarized as follows (in thousands of dollars):
                                                  Year Ended June 30,
                                            1998           1997        1996
                                         ---------      --------     --------

        Demand accounts:
           Savings                       $   2,032      $  2,263     $  1,364
            NOW                              1,039           651          542
           Money market                        434           422          626
        Certificate accounts                13,498        12,475       12,137
                                         ---------      --------     --------
                                         $  17,003      $ 15,811     $ 14,669
                                         =========      ========     ========

6.      Advances from Federal Home Loan Bank of Atlanta

        The Company had advances from the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of $17.0 million at June 30, 1998 (none at June 30,
1997). These fixed rate advances had a weighted average rate of 5.15% and ll mature in the fiscal year ending June 30, 2008. Interest is payable quarterly and principal is due at maturity.

        All of the advances are convertible prior to maturity (at the option of the FHLB) to a variable three-month LIBOR-based rate. Of the advances outstanding, $10.0 million first becomes convertible in the fiscal year ending June 30, 1999 and is convertible at any quarterly payment date through maturity. The FHLB has a one-time conversion option on the remaining $7.0 million of advances. The option may be exercised on the respective advances' fifth anniversary date in

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996

the fiscal year ending June 30, 2003. Should the conversion option on any advance be exercised by the FHLB, the Company has the right to prepay the advance on any quarterly payment date through maturity.

        The Company had an approved credit limit of $40.0 million with the FHLB as of June 30, 1998. This limit was raised to $75.0 million on August 19, 1998. The advances are secured by FHLB stock and a blanket lien on all qualifying one-to four-family residential first mortgage loans.

7.      Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax liability (included in "Other Liabilities" on the balance sheet) as of June 30, 1998 and 1997 are as follows (in thousands of dollars):

                                                             June 30,
                                                       1998           1997
                                                     --------       -------
        Deferred tax liabilities:
          Allowance for loan losses                    $   --        $  359
          Federal Home Loan Bank of
            Atlanta stock dividends                       431           431
          Accumulated depreciation                        206           137
          Deferred loan fees and costs, net                --           253
          Unrealized gain on investment securities
            available-for-sale                             --            11
          Other                                           213           159
                                                     --------       -------
                                                          850         1,350
                                                     --------       -------
        Deferred tax assets:
          Deferred loan fees and costs, net               165            --
          Allowance for loan losses                       128            --
          Unrealized loss on investment securities
            available-for-sale                              9            --
          Other                                           222           183
                                                     --------       -------
                                                          524           183
                                                     --------       -------
        Net deferred tax liability                   $    326       $ 1,167
                                                     ========       =======

        No valuation allowance on deferred tax assets has been established as management believes that the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

        In years ended June 30, 1996 and prior, the Bank was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts ("reserve method") in determining taxable income. Legislation enacted in August 1996 repealed the reserve method effective for the Bank in the fiscal year ended June 30, 1997.

        Deferred income taxes have been provided on differences between the bad debt reserve for tax purposes determined under the formerly used reserve method and the loan loss allowance for financial accounting purposes only to the extent of differences arising subsequent to December 31, 1987. Under the legislation previously mentioned, the Bank is required to recapture the post-1987 tax bad debt reserve of approximately $2.8 million into income over a six-year period beginning with the fiscal year ended June 30, 1997. Since a deferred tax liability has been provided on this difference, the recapture will have no impact on equity or results of operations.

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996

        Retained earnings as of June 30, 1998 includes approximately $4.1 million representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Bank pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Bank.

        The provision for income taxes is summarized as follows (in thousands of dollars):
                                                 Year Ended June 30,
                                           1998         1997           1996
                                         -------       -------       -------
   Current provision:
      Federal                            $ 4,956       $ 1,763       $ 1,679
      State                                  680           259           257
                                         -------       -------       -------
                                           5,636         2,022         1,936
                                         -------       -------       -------
   Deferred provision:
      Federal                               (700)         (377)          148
      State                                 (129)          (58)           27
                                         -------       -------       -------
                                            (829)         (435)          175
                                         -------       -------       -------
   Total provision for income taxes      $ 4,807       $ 1,587       $ 2,111
                                         =======       =======       =======

        For the years ended June 30, 1998, 1997 and 1996, a tax (benefit) provision of $(20,000), $63,000, and $(27,000), respectively, was allocated to equity for the tax effects of changes in unrealized gains and losses on investment securities available-for-sale.

        The Company's effective tax rate is greater than the statutory Federal income tax rate for the following reasons (in thousands of dollars):

                                                 Year Ended June 30,
                                           1998         1997           1996
                                         -------       -------       -------
   Tax at statutory Federal income
    tax rate (34%)                       $ 4,198       $ 1,465       $ 1,920
   Increase (decrease) resulting from:
    State income taxes                       364           133           187
    Nondeductible compensation
     under ESOP                              218            --            --
    Other, net                                27           (11)            4
                                         -------       -------       -------
                                         $ 4,807       $ 1,587       $ 2,111
                                         =======       =======       =======
   Effective income tax rate                38.9%        36.8%         37.4%
                                         =======       =======       =======

8.      Employee Benefit Plans

        401(k) Plan - The Company sponsors a 401(k) plan which is available to all employees who meet minimum eligibility requirements. Participants may generally contribute from 2%-10% of their compensation and the Company is allowed to make discretionary contributions, subject to certain limitations. Expense related to Company discretionary contributions amounted to $105,000, $83,000, and $72,000 in the years ended June 30, 1998, 1997 and 1996, respectively.

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996


        ESOP - The ESOP is a noncontributory retirement plan adopted by the Company effective January 1, 1997 which includes all employees who meet minimum eligibility requirements. The ESOP acquired 354,430 shares of the Corporation's common stock in the Conversion at a price of $20 per share with proceeds of a loan from the Corporation in the amount of approximately $7.1 million. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation.

        The note payable has a term of 12 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $237,000. The note is collateralized by the shares of common stock held by the ESOP.

        As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. Any difference between the value of the released shares at market and cost is recorded as an addition or deduction to additional paid-in-capital. The Company recognized approximately $1.3 million in compensation expense in the year ended June 30, 1998 related to the ESOP of which approximately $650,000 reduced the cost of unallocated ESOP shares and $640,000 increased additional paid-in capital on the balance sheet.

        The cost of the unallocated shares is reflected as a reduction of equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable (and the Bank's contribution reduced accordingly).

        Shares released or committed to be released for allocation during the year ended June 30, 1998 totaled 32,333. Shares remaining not released or committed to be released for allocation at June 30, 1998 totaled 322,097 and had a market value of approximately $13.4 million.

9.      Stock Compensation Plans

        Management Recognition and Development Plan - On January 21, 1998, the Corporation's stockholders approved the FirstSpartan Financial Corp. Management Recognition and Development Plan ("MRDP"). A maximum of 177,215 shares may be awarded under the MRDP. The objective of the MRDP is to provide an additional ownership interest in the Company as a long-term incentive and retention program for key employees and directors. Shares of common stock awarded under the MRDP vest in equal amounts over a five-year period. In the event of a change in control of the Company, all shares will become fully vested. Compensation expense is determined by the value of the stock on the award date, recognized on a straight-line basis over the vesting period. Upon the granting of shares under the MRDP, participants will be entitled to all voting and other stockholder rights related to the shares, including unvested shares. Participants may also receive dividends and other distributions with respect to such stock. Also, all such shares will be included in outstanding shares for the computation of basic earnings per share.

        At June 30, 1998, no shares had been awarded under the MRDP. On July 8, 1998, 177,215 shares of stock were awarded and the closing price of the stock on that date was $42.00 per share. Therefore, $1.5 million of compensation will be recognized in each of the years in the five-year vesting period ending June 30, 2003. Shares awarded under the MRDP were issued from the 177,215 shares of treasury stock held at June 30, 1998. The shares had been repurchased in 1998 at an average price of $45.78.

        Stock Option Plan - Also on January 21, 1998, the Corporation's stockholders approved the 1997 FirstSpartan Financial Corp. Stock Option Plan ("SOP"). The SOP allows the granting to management and directors the option to purchase common stock of the Corporation ("options") aggregating to 443,038 shares. All employees and non-employee directors are eligible to participate in the SOP. Each option will have a term of 10 years and the exercise price of each option will not be less than the fair market value of the shares on the date of grant. Options will vest in equal installments over a three-year period. In the event of a change in control of the Company, all options will become fully vested and immediately exercisable. If provision is not made for the assumption of the options in connection with the change of control, the SOP provides for the cash settlement of any outstanding options. No options had been awarded at June 30, 1998. On July 8, 1998, options to purchase 363,291 shares at $42.00 per share were awarded.

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996


        The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB 25, no compensation cost is recognized by the Company when stock options are granted because the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant.

10.     COMMITMENTS AND CONTINGENT LIABILITIES

        Loan Commitments - The Company, in the normal course of business, is a party to financial instruments and commitments which involve, to
varying degrees,   elements  of  risk  in  excess  of  the  amounts
recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. Loan commitments, excluding undisbursed portions of interim construction loans, were approximately $4.5 million ($3.6 million at fixed rates ranging from 6.75%-10.00%) at June 30, 1998. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of such commitments disbursed within a 30-day period. Additionally, at June 30, 1998, unused lines of credit extended by the Company (principally variable-rate consumer lines secured by real estate) amounted to approximately $51.6 million.

        Loans Sold with Recourse - At June 30, 1998, approximately $2.3 million of loans serviced for others had been sold with recourse (i.e., all credit risk associated with these loans was retained). Loans sold with recourse resulted from the sale of several pools of loans in 1983. Due to the seasoned nature of these loans and their typical low loan-to-value ratios, management believes that these loans do not present a significant risk to the Company.

        Financial Instruments with Off-Balance Sheet Risk - The Company has no other additional financial instruments with off-balance sheet risk.

        Concentration of Credit Risk - The Company's business activities are principally with customers located in South Carolina. Except for loans in the Company's market area, there are no other significant concentrations of credit risk. The majority of the Company's loans are residential mortgage loans, construction loans, home equity loans and other mortgage loans. Generally, first mortgage loans are allowed up to 80% of the value of the real estate pledged as collateral or up to 95% with private mortgage insurance. Home equity loans are generally allowed up to 90% of the value of the real estate pledged as collateral.

        Potential Impact of Changes in Interest Rates - The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Company's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Company's interest-earning assets consist primarily of mortgage loans which adjust more slowly to changes in interest rates than its interest- bearing savings deposits. Accordingly, the Company's earnings would be adversely affected during periods of rising interest rates.

        Litigation - The Company is involved in legal actions in the normal course of business. Management, based on advice of legal counsel, does not expect any material losses from any current litigation.

        Employment Agreements - Both the Corporation and the Bank have entered into employment agreements with four executive officers ("executives"). The employment agreements establish the duties and compensation of the executives and have been executed in order to ensure a stable and competent management base. The employment agreements provide for an initial term of three years. The Bank's Board of Directors may agree after conducting a performance evaluation of the executive, to extend an employment agreement on each anniversary date for an additional year so that the remaining term shall be three years.

        The employment agreements generally provide for the continued payment of specified compensation and benefits for the remaining term of the agreement after the executives are terminated, unless the termination is for "cause" as defined in the employment agreement. Additionally, the employment agreements provide for severance payments if employment is terminated following a change in control in the amount of 2.99 times the average annual compensation paid during the five years immediately preceding the change in control to the respective executive.

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996


        Severance Agreements - The Bank and the Corporation have entered into severance agreements with three senior officers ("officers") (none of whom have entered into employment agreements) with an initial term of two years. The severance agreements may be extended in the same manner as the employment agreements. The severance agreements provide for severance payments in the amount of 2 times annual salary (and continuation of insured employee welfare benefits for a two-year period) in connection with termination or other specified actions in the event of a change in control of the Company.

        Employee Severance Compensation Plan ("Severance Plan") - In general, all employees (except for executives and officers who have entered into separate employment or severance agreements) are eligible to participate in the Severance Plan. Under the Severance Plan, employees terminated within 12 months of a change in control are entitled to a severance benefit of 2 to 52 weeks of their current compensation based upon length of service. Similarly, officers covered under the Severance Plan would be entitled to a severance benefit of 6 to 18 months of their current compensation depending on length of service and position.

11.     Equity

        Liquidation  Account  -  At  the  time  of  the  Conversion,   the
Bank established a liquidation account for the benefit of eligible account holders as of December 31, 1996 who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an
amount   proportionate  to  the  current  adjusted qualifying  balances for accounts then held before any distribution may be made to the Corporation with respect to the Bank's capital stock.

        Dividends - The Corporation's sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Corporation is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, the Bank's primary regulator, the Office of Thrift Supervision ("OTS"), has regulations that impose certain restrictions on payment of dividends to the Corporation. The Corporation was dependent on dividends from the Bank to support the level of quarterly dividends paid by the Corporation during the year ended June 30, 1998. Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year plus 50% of its surplus capital existing at the beginning of the calendar year. Supervisory approval is not required, but30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below he fully phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution in excess of the balance of the liquidation account. The Bank paid dividends to the Corporation amounting to $1.0 million in the year ended June 30, 1998.

        Share Repurchases - OTS regulations also place restrictions for a three-year period after the Conversion on the Corporation with respect to repurchases of its common stock. The Corporation is not allowed to repurchase stock in the first year after Conversion. With prior notice to the OTS, the Corporation is allowed to repurchase 5% of its outstanding shares in each of the next two years after Conversion. The above restrictions are not applicable to repurchases of stock to fund an approved benefit plan such as the Company's MRDP.

        Capital Adequacy - The Bank is subject to various regulatory capital requirements administered by the federal financial institution regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Under regulations of the OTS, the Bank must have: (i) core capital equal to 4.0% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets and (iii) total capital equal to 8.0% of risk-weighted assets.

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996

In measuring compliance with all three capital standards, institutions must deduct from their capital (with several exceptions primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

        The following is a reconciliation of the Bank's equity determined under generally accepted accounting principles to OTS regulatory capital requirements (in thousands of dollars):
                                                Tangible   Core     Risk-Based
                                                Capital    Capital   Capital
                                                --------   --------  --------
June 30, 1998
 Total equity as determined under generally
  accepted accounting principles                $ 90,040   $ 90,040  $ 90,040
 General allowance for loan losses                    --         --     2,157
 Unrealized loss on securities
  available-for-sale                                  14         14        14
                                                --------   --------  --------
 Regulatory capital                             $ 90,054   $ 90,054  $ 92,211
                                                ========   ========  ========
June 30, 1997
 Total equity as determined under generally
  accepted accounting principles                $ 46,978   $ 46,978  $ 46,978
 General allowance for loan losses                    --         --     1,756
 Unrealized gain on securities
  available-for-sale                                 (18)       (18)      (18)
                                                --------   --------  --------
 Regulatory capital                             $ 46,960   $ 46,960  $ 48,716
                                                ========   ========  ========

        The Bank's actual and required capital amounts and ratios are summarized as follows (in thousands of dollars):
                                                             Minimum
                                          Actual           Requirement
                                   Amount       Ratio    Amount     Ratio
                                   ------       -----    ------     -----
June 30, 1998
 Tangible capital
  (to total assets)                $ 90,054     18.4%    $  7,325    1.5%
 Core capital
  (to adjusted total assets)       $ 90,054     18.4%    $ 19,532    4.0%
 Risk-based capital
  (to risk-weighted assets)        $ 92,211     29.9%    $ 24,654    8.0%

June 30, 1997
 Tangible capital
  (to total assets)                $ 46,960      7.1%    $  9,979    1.5%
  Core capital
   (to adjusted total assets)      $ 46,960      7.1%    $ 19,958    3.0%
  Risk-based capital
   (to risk-weighted assets)       $ 48,716     16.3%    $ 23,933    8.0%

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended June 30, 1998, 1997 and 1996

         As of June 30, 1998 and June 30, 1997, the most recent respective notifications from the OTS classified the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum ratios of total capital to risk-weighted assets, core capital to risk-weighted assets and core capital to adjusted total assets. The Bank's actual and minimum capital requirements to be well capitalized under prompt corrective action provisions are as follows (in thousands of dollars):
                                                              Minimum
                                          Actual           Requirement
                                   Amount       Ratio    Amount     Ratio
                                   ------       -----    ------     -----
June 30, 1998
 Tier I capital
  (to adjusted total assets)       $ 90,054     18.4%    $ 24,416    5.0%
 Tier I capital
  (to risk-weighted assets)        $ 90,054     29.2%    $ 18,491    6.0%
 Total capital
  (to risk-weighted assets)        $ 92,211     29.9%    $ 30,818   10.0%

June 30, 1997
 Tier I capital
  (to adjusted total assets)       $ 46,960      7.1%    $ 33,261    5.0%
 Tier I capital
  (to risk-weighted assets)        $ 46,960     15.7%    $ 17,950    6.0%
 Total capital
  (to risk-weighted assets)        $ 48,716     16.3%    $ 29,916   10.0%

        On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund. The effect of this legislation was to require a one-time assessment on all federally insured savings associations' deposits and was levied by the Federal Depository Insurance Corporation ("FDIC") at 0.675% of insured deposits at March 31, 1995. The amount of the Bank's assessment was approximately $1.78 million. The assessment was accrued as a charge to earnings in the quarter ended September 30, 1996 and paid on November 27, 1996.

12.     Earnings Per Share

        Earnings per share ("EPS") for the years ended June 30, 1996 and 1995 are not presented because no shares were issued or outstanding during those periods.

        For purposes of EPS calculations, shares issued in connection with the Conversion have been assumed to be outstanding as of July 1, 1997.

        The Company had no potentially dilutive securities outstanding during the year ended June 30, 1998; therefore, diluted EPS is the same as basic EPS. For the year ended June 30, 1998, 4,066,692 weighted average shares were outstanding.

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements
                                     Years Ended June 30, 1998, 1997 and 1996

13.     Financial Instruments

        The stated and fair value amounts of financial instruments as of June 30, 1998 and 1997, are summarized below (in thousands of dollars):

                                    June 30, 1998            June 30, 1997
                                  Stated      Fair         Stated     Fair
                                  Amount      Value        Amount     Value
                                  ------      -----        ------     -----
Financial assets:
  Cash and cash equivalents      $  48,968   $  48,968    $277,072   $277,072
  Investment securities             28,709      28,709      10,201     10,201
  Mortgage-backed securities            88          90         121        125
  Loans receivable, net            416,462     422,178     362,728    365,358
  Loans held-for-sale                7,294       7,315       1,617      1,617
  Federal Home Loan Bank of
   Atlanta stock                     3,446       3,446       3,011      3,011
  Other assets                       2,813       2,813       2,590      2,590
  Retained servicing on
   mortgage loans                      213         555          24        561
                                 ---------   ---------    --------   --------
                                 $ 507,993   $ 514,074    $657,364   $660,535
                                 =========   =========    ========   ========
Financial liabilities:
  Deposit accounts:
   Demand                         $129,851    $129,851    $118,654   $118,654
   Certificate                     239,961     240,207     234,539    234,114
  Stock subscription escrow
   accounts                             --          --     259,329    259,329
  Advances from Federal Home
   Loan Bank of Atlanta             17,000      15,817          --         --
  Other liabilities                  3,068       3,068       3,586      3,586
                                 ---------   ---------    --------   --------
                                 $ 389,880   $ 388,943    $616,108   $615,683
                                 =========   =========    ========   ========

         The Company had off-balance sheet financial commitments, which include $56.1 million and $30.5 million at June 30, 1998 and 1997 respectively, of commitments to originate loans and unused consumer lines of credit. Since these commitments are based on current rates, the commitment amount is considered to be a reasonable estimate of fair market value.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and Cash Equivalents - Both cash and cash equivalents have maturities of three months or less, and, accordingly, the stated amount of such instruments is deemed to be a reasonable estimate of fair value.

        Investment and Mortgage-Backed Securities - Fair values for investment and mortgage-backed securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices of similar securities.

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

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

        Loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis.

        Federal Home Loan Bank of Atlanta Stock - No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the stated amount is deemed to be a reasonable estimate of fair value.

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

        Stock Subscription Escrow Accounts - The carrying amount of stock subscription escrow accounts is equal to fair value due to their short duration.

        Other Assets and Other Liabilities - Other assets represent principally accrued interest receivable; other liabilities represent advances from borrowers for taxes and insurance, outstanding checks and accrued interest payable. Since these financial instruments will be typically received or paid within three months, the stated amounts of such instruments are deemed to be a reasonable estimate of fair value.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 1998 and 1997. Changes in market interest rates and prepayment assumptions could change significantly the fair value.

        Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including loan servicing portfolio, real estate, deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

14.     Condensed Parent Company Only Financial Statements

        The following table presents the condensed balance sheets of the Corporation at June 30, 1998 and the condensed statements of income and cash flows for the year then ended (the Corporation was inactive from its inception on February 4, 1997 through the Conversion on July 8, 1997) (in thousands of dollars):

                                FirstSpartan Financial Corp. and Subsidiaries
                                   Notes to Consolidated Financial Statements

Condensed Balance Sheet
     Assets:
        Cash and cash equivalents                              $  29,260
        Investment in Bank                                        90,040
        Note receivable from Bank                                  6,661
        Other assets                                                 156
                                                               ---------
        Total assets                                           $ 126,117
                                                               =========
     Liabilities and Stockholders' Equity:
        Other liabilities                                      $     356
        Stockholders' equity                                     125,761
                                                               ---------
        Total liabilities and stockholders' equity             $ 126,117
                                                               =========
Condensed Statement of Income
     Investment Income:
        Interest income                                        $   2,474
        Dividends from Bank                                        1,000
                                                               ---------
                                                                   3,474
     Noninterest Expense                                             415
                                                               ---------
     Income Before Income Taxes and Equity
       in Undistributed Earnings of Bank                           3,059
     Provision for Income Taxes                                      745
                                                               ---------
     Net Income Before Equity in Undistributed
       Earnings of Bank                                            2,314
     Equity in Undistributed Earnings of Bank                      5,226
                                                               ---------
     Net Income                                                $   7,540
                                                               =========
Condensed Statement of Cash Flows
 Cash flows from operating activities:
        Net income                                             $   7,540
        Adjustments to reconcile net income to
          net cash provided by operating activities:
            Equity in undistributed earnings of Bank              (5,226)
            Net change in other assets and liabilities               201
                                                               ---------
        Net  cash  provided  by  operating  activities             2,515
 Cash flows from investing activities:
        Investment in Bank                                       (43,516)
        Sale of common stock                                      81,519
        Collections on note receivable from Bank                     277
                                                               ---------
        Net cash provided by investing activities                 38,280
                                                               ---------
  Cash flows from financing activities:
        Purchase of treasury stock                                (8,113)
        Stock issuance costs                                      (1,584)
        Dividends paid                                            (1,838)
                                                               ---------
        Net cash used in financing activities                    (11,535)
                                                               ---------
   Net increase in and ending balance of cash and cash
     equivalents                                               $  29,260
                                                               =========

FirstSpartan Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements


15. Quarterly Results of Operations (Unaudited)

        Summarized unaudited quarterly operating results for the years ended June 30, 1998 and 1997 are as follows (in thousands, except share data):

                                   First      Second     Third       Fourth
                                   Quarter    Quarter    Quarter     Quarter
                                   --------   --------   --------    --------
June 30, 1998
        Investment income          $  9,411   $  9,215   $  9,276    $  9,512
        Interest expense              4,299      4,292      4,185       4,377
                                   --------   --------   --------    --------
        Net interest income           5,112      4,923      5,091       5,135
        Provision for loan losses        90         90        130         150
                                   --------   --------   --------    --------
        Net interest income after
          provision for loan losses   5,022      4,833      4,961       4,985
        Noninterest income              449        487        651         779
        Noninterest expense           2,211      2,411      2,530       2,668
                                   --------   --------   --------    --------
        Income before income taxes    3,260      2,909      3,082       3,096
        Income taxes                  1,225      1,150      1,205       1,227
                                   --------   --------   --------    --------
        Net income                 $  2,035   $  1,759   $  1,877    $  1,869
                                   ========   ========   ========    ========
        Basic earnings per share   $   0.50   $   0.43   $   0.46    $   0.47
                                   ========   ========   ========    ========
        Weighted average shares
         outstanding              4,077,791  4,087,721  4,098,436   4,003,425
                                  =========  =========  =========   =========
June 30, 1997
        Investment income          $  6,997   $  7,160   $  7,292    $  8,013
        Interest expense              3,740      3,828      3,938       4,305
                                   --------   --------   --------    --------
        Net interest income           3,257      3,332      3,354       3,708
        Provision for loan losses        29        646         75          75
                                   --------   --------   --------    --------
        Net interest income after
          provision for loan losses   3,228      2,686      3,279       3,633
        Noninterest income              308        342        348         388
        Noninterest expense           3,594      1,998      1,956       2,355
                                   --------   --------   --------    --------
        Income before income taxes      (58)     1,030      1,671       1,666
        Income taxes                    (22)       387        625         597
                                   --------   --------   --------    --------
        Net income                 $    (36)  $    643   $  1,046    $  1,069
                                   ========   ========   ========    ========
        Basic earnings per share        N/A        N/A        N/A         N/A
                                   ========   ========   ========    ========
        Weighted average shares
          outstanding                   N/A        N/A        N/A         N/A
                                   ========   ========   ========    ========

Corporate and Stockholder Information

Corporate Headquarters

380 East Main Street
Spartanburg, South Carolina 29302

Independent Auditors

Deloitte & Touche LLP
Greenville, South Carolina

General Counsel

Odom, Terry, Cantrell and Hammett
Spartanburg, South Carolina

Special Securities Counsel

Breyer & Aguggia LLP
Washington, D.C.

Transfer Agent

For stockholder inquiries concerning dividend checks, transferring ownership, address changes or lost or stolen certificates please contact our transfer agent:

Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948

Common Stock

FirstSpartan Financial Corp. common stock is traded on the NASDAQ National Market under the symbol FSPT.

10-K Information

A copy of Form 10-K will be furnished without charge to stockholders upon written request to R. Lamar Simpson, Secretary, FirstSpartan Financial Corp. at the Corporate Headquarters address

Annual Meeting

The Annual Meeting of Stockholders will be held on October 21, 1998 at 10:00 a.m., Eastern Time, at the Spartanburg County Library, 151 South Church Street, Spartanburg, South Carolina.

Officers and Directors

Directors of FirstSpartan Financial Corp.
and First Federal Bank

R. Wesley Hammond - President and Chief Operating
   Officer,  Hammond-Brown-Jennings

Robert L. Handell - Retired President, First Federal Bank

Billy L. Painter - President and Chief Executive Officer of
   FirstSpartan Financial Corp. and First Federal Bank

Robert R. Odom - Partner, Odom, Terry, Cantrell and Hammett Law Firm

E. Lea Salter - President, Christman & Parsons, Inc.

E. L. Sanders - Retired Owner, Brodie Insurance Agency

David E. Tate - President, Tate Metal Works

Officers of FirstSpartan Financial Corp.

Robert R. Odom - Chairman of the Board

Billy L. Painter - President and Chief Executive Officer

R. Lamar Simpson - Treasurer, Secretary
   and Chief Financial Officer

Senior Officers of First Federal Bank

Robert R. Odom - Chairman of the Board

Billy L. Painter - President and Chief Executive Officer

R. Lamar Simpson - Chief Financial Officer

Hugh H. Brantley - Executive Vice President and Chief Operating Officer

J. Stephen  Sinclair - Executive Vice President,  Lending

Tom Bridgeman - Senior Vice  President,  Operations

Kathy Dunleavy - Senior Vice President, Retail Banking

Rand  Peterson - Senior Vice  President,  Lending

J. Timothy Camp - Vice President, Commercial Lending

Hugh McDowell - Vice President,  Consumer Lending

Clay Shill - Vice  President,  Branch  Operations

Jill Thrift - Vice President, Operations

Common Stock Market Price and Dividend Information

The table below contains the range of high and low per share closing prices of the Company's common stock as reported by the Nasdaq Stock Market, and per share dividends declared during each quarter:

                               High                 Low            Dividend
                              -------              -------         --------
1998
September 30, 1997            $39.000              $35.000          $  --
December 31, 1997              40.250               35.000           0.15
March 31, 1998                 45.125               38.250           0.15
June 30, 1998                  47.250               41.000           0.15

1997
There were no shares issued or outstanding during the fiscal year ended June 30, 1997.

                                 FIRSTSPARTAN
                                --------------
                                FINANCIAL CORP.

                              380 EAST MAIN STREET
                              SPARTANBURG, SC 29302
==============================================================================
=

OFFICE LOCATIONS
                                            Main Office
[GRAPHIC-FOUR QUARTERS]                     380 East Main Street
                                            Spartanburg, SC 29302

                                            Branch Offices
                                            1585 E. Main Street
                                            Spartanburg, SC

                                            1488 W.O. Ezell Blvd.
                                            Spartanburg, SC

                                            280 N. Church Street
                                            Spartanburg, SC

                                            2701 Boiling Springs Road
                                            Boiling Springs, SC

                                            2075 E. Main Street
                                            Duncan, SC

                                            11157 Asheville Hwy.
                                            Inman, SC

                                            1451 Woodruff Road
                                            Greenville, SC(1)

                                            1313 W. Poinsett Street
                                            Greer, SC(2)

                                            14055 E. Wade Hampton Blvd.
                                            Greer, SC(1)(2)

                                            (1)Located in Wal-Mart Supercenter
                                            (2)Opening September 1998

                                                                   Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-30589 and Registration Statement No. 333-59781 of FirstSpartan Financial Corp. on Forms S-8 of our report dated July 24, 1998, appearing in the Annual Report of FirstSpartan Financial Corp. for the year ended June 30, 1998 incorporated by reference in this Form 10-K.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Greenville, South Carolina
September 23, 1998