Form 10-Q
period 1998-09-30
FIRSTSPARTAN FINANCIAL CORP
filed 1998-11-16
CIK 1035240

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

{ X } Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended September 30, 1998

{   }  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the Transition Period from                 to
                                      ---------------    ---------------

       Commission File Number:   0-22445

                          FIRSTSPARTAN FINANCIAL CORP.
           (Exact name of Registrant as specified in its charter)


          Delaware                                   56-2015272
-------------------------------         ------------------------------------
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

                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock Outstanding: 3,906,856 shares as of November 9, 1998.

               FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

                             Table of Contents

                                                                       Page
Part I.   Financial Information                                        ----
------    ---------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, 1998
          and June 30, 1998                                             1

          Consolidated Statements of Income for the Three-Month
          Periods Ended September 30, 1998 and 1997                     2

          Consolidated Statements of Equity for the Three-Month
          Periods Ended September 30, 1998 and 1997                     3

          Consolidated Statements of Cash Flows for the Three-Month
          Periods Ended September 30, 1998 and 1997                   4-5

          Notes to Consolidated Financial Statements                  6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8-13

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  13

Part II.  Other Information                                         14-15
-------   -----------------

Signatures                                                             16

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                FirstSpartan Financial Corp. and Subsidiaries
                         Consolidated Balance Sheets
                            (Dollars In Thousands)
                                  (Unaudited)

                                                    September 30,  June 30,
Assets                                                 1998          1998
                                                    -------------  --------
 Cash                                                  $ 11,621    $  8,450
 Federal funds sold and overnight interest-bearing
  deposits                                               38,039      40,518
                                                       --------    --------
       Total cash and cash equivalents                   49,660      48,968
 Investment securities available-for-sale - at
  fair value (amortized cost: $29,045 and $28,732
  at September 30, 1998 and June 30, 1998,
  respectively)                                          29,080      28,709
 Mortgage-backed securities held-to-maturity -
  at amortized cost (fair value: $78 and $90 at
  September 30, 1998 and June 30, 1998, respectively)        77          88
 Loans receivable, net                                  422,753     416,462
 Loans held-for-sale - at lower of cost or market
  (market value: $11,317 and $7,315 at September 30,
  1998 and June 30, 1998, respectively)                  11,317       7,294
 Office properties and equipment, net                     9,502       8,445
 Federal Home Loan Bank of Atlanta stock - at cost        3,446       3,446
 Accrued interest receivable                              3,110       2,813
 Real estate acquired in settlement of loans                 36          36
 Other assets                                             1,431       1,172
                                                       --------    --------
        Total Assets                                   $530,412    $517,433
                                                       ========    ========
Liabilities and Stockholders' Equity
 Liabilities:
   Deposit accounts                                    $376,984    $369,812
   Advances from borrowers for taxes and insurance        1,371       1,063
   Advances from Federal Home Loan Bank of Atlanta       27,000      17,000
   Other liabilities                                      4,807       3,797
                                                       --------    --------
        Total liabilities                               410,162     391,672
                                                       --------    --------
 Stockholders' Equity:
   Preferred stock, $0.01 par value:
     Authorized - 250,000 shares;  none issued or
      outstanding at September 30, 1998 and June
      30, 1998                                               --          --
   Common stock, $0.01 par value:
     Authorized - 12,000,000 shares;  issued:
      4,430,375 at September 30, 1998 and June 30,
      1998; outstanding: 4,208,856 and 4,253,160
      at September 30, 1998 and June 30, 1998,
      respectively                                           44          44
   Additional paid-in capital                            87,076      87,624
   Unallocated ESOP stock                                (6,294)     (6,442)
   Unearned restricted stock                             (7,071)         --
   Treasury stock - at cost (221,519 shares at
    September 30, 1998 and 177,215 shares at
    June 30, 1998)                                       (7,259)     (8,113)
     Retained earnings                                   53,734      52,662
     Unrealized gain (loss) on securities available-
      for-sale, net of taxes                                 20         (14)
                                                       --------    --------
         Total stockholders' equity                     120,250     125,761
                                                       --------    --------
         Total Liabilities and Stockholders' Equity    $530,412    $517,433
                                                       ========    ========

See accompanying notes to consolidated financial statements.

               FirstSpartan Financial Corp. and Subsidiaries
                     Consolidated Statements of Income
               (Dollars In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                 ----------------------
                                                    1998        1997
                                                 ----------  ----------
Investment Income:
   Interest on loans                             $    8,537  $    7,626
   Interest and dividends on investment
     securities, mortgage-backed
     securities and other                             1,091       1,785
                                                 ----------  ----------
          Total investment income                     9,628       9,411
                                                 ----------  ----------
Interest Expense:
   Deposit accounts                                   4,315       4,299
   Federal Home Loan Bank of Atlanta advances           282          --
                                                 ----------  ----------
          Total interest expense                      4,597       4,299
                                                 ----------  ----------
Net Interest Income                                   5,031       5,112

Provision for Loan Losses                               200          90
                                                 ----------  ----------
Net Interest Income After Provision for Loan Losses   4,831       5,022
                                                 ----------  ----------
Noninterest Income:
    Service charges and fees                            470         329
    Gain on sale of mortgage loans                      293         --
    Other, net                                          141         120
                                                 ----------  ----------
          Total noninterest income, net                 904         449
                                                 ----------  ----------
Noninterest Expense:
    Employee compensation and benefits                1,776       1,207
    Federal deposit insurance premium                    82          77
    Occupancy and equipment expense                     330         248
    Computer services                                    63         153
    Advertising and promotions                          170         133
    Office supplies, postage, printing, etc.            182         146
    Other                                               390         247
                                                 ----------  ----------
          Total noninterest expense                   2,993       2,211
                                                 ----------  ----------
Income Before Income Taxes                            2,742       3,260

Provision for Income Taxes                            1,056       1,225
                                                 ----------  ----------
Net Income                                       $    1,686  $    2,035
                                                 ==========  ==========
Basic earnings per share                         $     0.42  $     0.50
                                                 ==========  ==========
Weighted average shares outstanding(1)            4,040,738   4,078,380
                                                 ==========  ==========

(1) FirstSpartan's initial public offering closed on July 8, 1997. For purposes of earnings per share calculations for the three months ended September 30, 1997, shares issued on July 8, 1997 have been assumed to be outstanding as of July 1, 1997.

See accompanying notes to consolidated financial statements.


                               FirstSpartan Financial Corp. and Subsidiaries
                                     Consolidated Statements of Equity
                            For the Three Months Ended September 30, 1998 and 1997
                                 (Dollars In Thousands, Except Per Share Data)
                                                   (Unaudited)
                                                                                       Accumu-
                                                                                       lated
                                        Addi-                      Unearned  Unallo-   Other
                                        tional           Trea-     Restrict- cated     Compre-
                                 Common Paid-in Retained sury      ed        ESOP      hensive Total
                                 Stock  Capital Earnings Stock     Stock     Stock     Income  Equity
                                 ----- -------- -------- --------  --------  --------  ----   --------
Balance, June 30, 1997           $  -- $     -- $ 46,960 $     --  $     --  $     --  $ 18  $  46,978

Net income                          --       --    2,035       --        --        --    --      2,035
Change in net unrealized gain
 on available-for-sale
 securities                         --       --       --       --        --        --    19         19
Issuance of common stock            44   86,981       --       --        --    (7,089)   --     79,936
ESOP shares committed for
 release                            --      118       --       --        --       148    --        266
                                 ----- -------- -------- --------  --------  --------  ----  ---------
Balance, September 30, 1997      $  44 $ 87,099 $ 48,995 $     --  $     --  $ (6,941) $ 37  $ 129,234
                                 ===== ======== ======== ========  ========  ========  ====  =========

Balance, June 30, 1998           $  44 $ 87,624 $ 52,662 $ (8,113) $     --  $ (6,442) $(14) $125,761

Net income                          --       --   1,686        --        --        --    --      1,686
Change in net unrealized loss
 on available-for-sale securities   --       --      --        --        --        --    34         34
Issuance of treasury stock to MRDP  --     (670)            8,113    (7,443)       --    --         --
Purchase of treasury stock          --       --      --    (7,259)       --        --    --     (7,259)
Cash dividends ($0.15 per share)    --       --    (614)       --        --        --    --       (614)
Prorata vesting of restricted stock --       --      --        --       372        --    --        372
ESOP shares committed for release   --      122      --        --        --       148    --        270
                                 ----- -------- -------- --------  --------  --------  ----  ---------
Balance, September 30, 1998      $  44 $ 87,076 $ 53,734 $ (7,259) $ (7,071) $ (6,294) $ 20  $ 120,250
                                 ===== ======== ======== ========  ========  ========  ====  =========
See accompanying notes to consolidated financial statements.
                                                  3

               FirstSpartan Financial Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                         (Dollars In Thousands)
                              (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------
Cash Flows from Operating Activities:
    Net income                                        $  1,686 $    2,035
    Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
       Provision for loan losses                           200         90
       Deferred income tax benefit                         --         (44)
       Recognition of deferred income                     (113)       (32)
       Amortization of loan servicing assets                22         15
       Amortization of premiums on investment and
          mortgage-backed securities                         2        --
       Depreciation                                        175        138
       ESOP shares committed for release at fair value     270        266
       Prorata vesting of restricted stock                 372        --
       (Increase) decrease in other assets                (578)       554
       Additions to loans held-for-sale                (17,054)    (2,258)
       Proceeds from sale of loans held-for-sale        13,324      1,995
       Gain on sale of loans held-for-sale                (293)       --
       Increase in other liabilities                     1,296      1,722
                                                      -------- ----------
               Net cash (used in) provided by operating
                 activities                               (691)     4,481
                                                      -------- ----------
Cash Flows from Investing Activities:
     Net loan originations and principal collections       654    (11,325)
     Purchase of loans                                  (7,032)    (5,101)
     Purchase of investment securities available-for-
       sale                                               (317)    (8,070)
     Proceeds from maturities of investment securities
        available-for-sale                                  --      2,000
     Principal repayments and proceeds from maturities
        of mortgage-backed securities                       11          5
     Purchase of property and equipment                 (1,232)      (415)
                                                      -------- ----------
               Net cash used in investing activities    (7,916)   (22,906)
                                                      -------- ----------
Cash Flows from Financing Activities:
     Net increase in deposits                            7,172     12,293
     Dividends paid                                       (614)       --
     Advances from Federal Home Loan Bank of Atlanta    10,000        --
     Purchase of treasury stock                         (7,259)       --
     Stock subscription refunds                            --    (197,851)
     Stock issuance costs                                  --      (1,584)
               Net cash provided by (used in)         -------- ----------
                 financing activities                 $  9,299 $ (187,142)
                                                      -------- ----------

               FirstSpartan Financial Corp. and Subsidiaries
                   Consolidated Statements of Cash Flows
                          (Dollars In Thousands)
                               (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                      1998       1997
                                                  ---------  -----------
Net Increase (Decrease) In Cash and Cash
  Equivalents                                     $     692  $ (205,567)

Cash and Cash Equivalents at Beginning of Period     48,968     277,072
                                                  ---------  ----------
Cash and Cash Equivalents at End of Period        $  49,660  $   71,505
                                                  =========  ==========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                $   4,718  $    4,444
                                                  =========  ==========
          Income taxes                            $     820  $       75
     Change in unrealized gain on investment      =========  ==========
         securities available-for-sale            $      56  $       31
     Change in deferred taxes related to          =========  ==========
         unrealized gain on investment
         securities available-for-sale            $     (22) $      (12)
                                                  =========  ==========
     Issuance of common stock to MRDP             $   7,443  $       --
     Sale of common stock funded by subscription  =========  ==========
         escrow accounts                          $      --  $   61,478
     Sale of common stock funded by deposit       =========  ==========
         account                                  $      --  $   20,042
                                                  =========  ==========
     Sale of common stock to ESOP                 $      --  $    7,089
                                                  =========  ==========

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

The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998.

2.  Earnings Per Share

Earnings per share ("EPS") has been computed for the three months ended September 30, 1998 and 1997 based upon weighted average common shares outstanding of 4,040,738 and 4,078,380, respectively. For the purposes of computing weighted average shares outstanding for the three months ended September 30, 1997, shares issued in the Conversion on July 8, 1997 were assumed to have been outstanding since July 1, 1997. The Company had no dilutive securities outstanding during the three months ended September 30, 1998 and 1997; therefore, diluted EPS is the same as basic EPS for both periods.

3.  Share Repurchases

During the quarter ended September 30, 1998 the Company purchased 221,519 of its common stock at an average price of $32.77 per share.

On October 8, 1998, the Company announced its intention to repurchase up to an additional 10%, or 420,886 shares, of its common stock. As of November 9, 1998, 302,000 of the additional 420,886 shares had been purchased at an average price of $31.22 per share.

4.  Comprehensive Income

Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the three months ended September 30, 1998 and 1997 and "accumulated other comprehensive income" as of September 30, 1998 and 1997 are comprised solely of unrealized gains and losses on investment securities available-for-sale.

Comprehensive income for the three months ended September 30, 1998 and 1997 is as follows (in thousands):
                                                  Three Months Ended
                                                     September 30,
                                                  --------------------
                                                    1998         1997
                                                    ----         ----
      Net income                                  $ 1,686      $ 2,035

      Other comprehensive income - Unrealized
        gains on investment securities available-
        for-sale arising during the period, net
        of income taxes                                34           19
                                                  -------      -------
      Total comprehensive income                  $ 1,720      $ 2,054
                                                  =======      =======
5.  Stock Compensation Plans

Restricted Stock - On July 8, 1998, 177,215 shares of restricted stock were awarded to participants in the FirstSpartan Financial Corp. Management Recognition and Development Plan which was approved at the Company's Annual Meeting of Stockholders on January 21, 1998. The stock awards vest over a five-year period. The stock was issued from the 177,215 shares held as treasury stock on the date of the grant. The Company recorded the stock award at the market value on the date of grant ($42.00 per share) as unearned compensation in stockholders' equity and will amortize it over the vesting period.

Stock Option Plan - On July 8, 1998, the Company granted options to purchase 363,291 shares of Company stock at $42.00 per share to 17 officers and directors of the Company and the Bank under the 1997 FirstSpartan Financial Corp. Stock Option Plan which was approved at the Company's Annual Meeting of Stockholders on January 21, 1998.

On October 21, 1998, the Compensation Committee of the Board of Directors determined that because of the decline in market value of the Company's stock such a short time after the granting of the stock options, the desired incentive effect for employee performance was diminished. Accordingly, the Committee recommended, and the Board of Directors approved, the repricing of all options granted on July 9, 1998. On October 28, 1998, the Committee repriced the options at the fair market value of the stock that day which was $33.75 per share. Since the repricing was at market value, no compensation was recorded as a result of the repricing.

Additionally, on October 28, 1998, an additional 50,000 options were awarded at $33.75 per share to 22 employees and officers of the Bank in order to provide incentives on a broader scale. None of these employees and officers were included in the original grant of 363,291 options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1998 and June 30, 1998

Total assets were $530.4 million at September 30, 1998 and $517.4 million at June 30, 1998, an increase of $13.0 million or 3%. This increase resulted primarily from a $10.3 million, or 2%, increase in loans receivable, net (including loans held-for-sale) and an increase of $1.1 million, or 13%, in office properties and equipment, net. Loans receivable, net, increased primarily as a result of an increase of $6.5 million in mortgage loans since June 30, 1998. Included in the $6.5 million increase were increases of $3.5 million in construction loans, $2.2 million in commercial mortgage loans and $1.8 million in land development loans, which more than offset a decrease of $1.0 million in one- to four-family mortgage loans. One factor contributing to the decrease in one- to four- family mortgage loans was the sale of $15.3 million of loans in the secondary market. Offsetting loan sales was the purchase of $6.3 million of one- to four-family mortgage loans from the mortgage banking company in which the Bank's service corporation has an equity investment. Loans receivable, net, also increased due to a $2.0 million increase in home equity loans and a $1.5 million increase in non-mortgage commercial loans. The increase in loans was attributable to market demand and emphasis on loan production in the branch network. The increase in loans receivable, net, was funded primarily through an increase in deposits and FHLB advances.

Deposit accounts increased $7.2 million to $377.0 million at September 30, 1998 from $369.8 million at June 30, 1998. The increase in deposits was the result of interest credited to deposit accounts during the period and the effect of two recently opened branch offices. Advances from the FHLB of Atlanta increased $10.0 million to $27.0 million at September 30, 1998 from $17.0 million at June 30, 1998.

Stockholders' equity decreased by $5.5 million to $120.3 million at September 30, 1998 from $125.8 million at June 30, 1998. Items that decreased stockholders' equity were the purchase of $7.3 million of treasury stock, payment of dividends of $600,000, and allocation of shares in the amount of $642,000 under the Bank's Employee Stock Ownership Plan ("ESOP") and Management Recognition and Development Plan ("MRDP"). Net income for the quarter was $1.7 million which slightly offset these charges to stockholders' equity.

Nonperforming assets decreased by $100,000, or 7%, to $1.3 million at September 30, 1998 from $1.4 million at June 30, 1998. The decrease was due primarily to a $200,000 decrease in nonaccrual construction loans more than offsetting a $100,000 increase in construction loans contractually past due 90 days or more and still accruing interest.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997

Net Income. Net income decreased $300,000 to $1.7 million for the three months ended September 30, 1998 from $2.0 million for the three months ended September 30, 1997. The $300,000 decrease in net income resulted from changes in several components of income and expense in the comparable quarters. Net interest income decreased by $100,000 principally from the absence in the quarter ended September 30, 1998 of net interest earnings on excess stock subscription funds held and refunded in connection with the Bank's conversion from the mutual to stock form of ownership in the quarter ended September 30, 1997. The provision for loan losses increased by $110,000 primarily as the result of growth in consumer and commercial loans which are believed by management to present higher risk of credit loss relative to one- to four-family mortgage loans. Also, noninterest expense increased by $800,000 in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due primarily to compensation expense associated with the adoption of the Company's Management Recognition and Development Plan ("MRDP") and costs associated with additional personnel at new branches. Offsetting the above items that decreased net income in the quarter ended September 30, 1998 was an increase in noninterest income of $455,000 primarily related to mortgage loan sales and a decrease in the provision for income taxes due to lower income before income taxes. Earnings per share for the quarter ended September 30, 1998 was $0.42 compared to $0.50 for the quarter ended September 30, 1997. Earnings per share for the quarter ended June 30, 1998 was $0.47.

Net Interest Income. Net interest income decreased $100,000 to $5.0 million for the three months ended September 30, 1998 from $5.1 million for the three months ended September 30, 1997. The principal reason for the decrease was net interest earnings of approximately $300,000 on excess stock subscription funds held and refunded in connection with the Bank's conversion from the mutual to stock form of ownership in the quarter ended September 30, 1997, which were absent in the quarter ended September 30, 1998.

Investment income increased $200,000 from $9.6 million for the quarter ended September 30, 1998 from $9.4 million for the quarter ended September 30, 1997 as a result of the increase in the average balances of interest-earning assets to $502.9 million from $478.9 million (including the previously mentioned stock subscription funds) more than offsetting the decrease in average yield to 7.60% from 7.80%.

Interest expense increased $300,000 to $4.6 million for the three months ended September 30, 1998 from $4.3 million for the three months ended September 30, 1997. The increase was due primarily to interest expense on advances from the FHLB during the quarter ended September 30, 1998 that was absent in the quarter ended September 30, 1997. Excluding the FHLB advances, the average balances of interest-bearing liabilities were $372.0 million and $369.9 million (including the previously mentioned stock subscription funds) and the average costs were 4.60% and 4.61% for the quarters ended September 30, 1998 and 1997, respectively. The average balance increased as the result of the opening of three new branch offices and various deposit promotions that have increased deposit balances since the prior year's comparable quarter.

Interest rate spread decreased to 2.96% for the three months ended September 30, 1998 from 3.19% for the three months ended September 30, 1997 due primarily to a decrease in average yield on loans to 7.88% from 8.14% resulting from lower market interest rates during the three months ended September 30, 1998.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Company classifies in accordance with Office of Thrift Supervision ("OTS") regulations. The Company gives greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses.

The provision for loan losses was $200,000 for the three months ended September 30, 1998 compared to $90,000 for the three months ended September 30, 1997. The provision for loan losses has increased over the past several quarters primarily as the result of the increase in the amount of consumer and commercial loans in the Company's loan portfolio. Management believes that such loans present a higher risk of credit loss relative to one- to four-family mortgage loans and accordingly, a higher allowance for loan losses is warranted. The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in the existing total loan portfolio which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, loans classified under OTS regulations, and other factors. Management deemed the allowance for loan losses to be adequate at September 30, 1998. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change and such change could occur in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

The accrual of interest is ceased when, in the opinion of management, principal or interest payments are not likely to continue according to the terms of the loan agreement, or when principal or interest is 90 days or more past due. In certain cases, extensions are granted on construction loans that are past due 90 days or more. These extensions are granted based upon management's judgment of the creditworthiness of the borrower and other factors such as sales contracts pending on the property held as collateral.
In the case of extended loans, interest continues to accrue and the loans are reported as accruing but contractually past due 90 days or more. Management considers the total of nonaccrual loans and accruing loans 90 days or more past due as nonperforming loans.

Noninterest Income. Noninterest income increased by $455,000 to $904,000 for the three months ended September 30, 1998 from $449,000 for the three months ended September 30, 1997, primarily as a result of a gain on sale of mortgage loans of $293,000 in the three months ended September 30, 1998 that did not occur in the three months ended September 30, 1997. The Bank periodically sells loans in response to interest rate changes, liquidity needs and other factors. Management cannot predict whether there will be any such gains in the future.

Service charges and fees increased to $470,000 for the three months ended September 30, 1998 from $329,000 for the three months ended September 30, 1997 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts.

Noninterest Expense. Noninterest expense was $3.0 million for the three months ended September 30, 1998 compared to $2.2 million for the same period in 1997. The increase consisted principally of increased employee compensation and benefits which increased to $1.8 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. Additionally, the adoption of the MRDP and costs associated with additional personnel at new branches opened since the quarter ended September 30, 1997 contributed to the increase. The increases in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods until the new branches that were opened in 1998 and the announced, but not yet opened, branch become fully operational.

Income Taxes. The provision for income taxes was $1.1 million for the three months ended September 30, 1998 compared to $1.2 million for the three months ended September 30, 1997 as a result of lower income before income taxes.

Liquidity and Capital Resources

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. OTS regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1998, cash and cash equivalents totaled $49.7 million, or 9% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $23.0 million. At September 30, 1998, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $75.0 million of which $27.0 million had been advanced.

As of September 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1998, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 16.9%, 16.9% and 27.4%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At September 30, 1998, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $4.7 million ($3.9 million at fixed rates ranging from 6.0% to 9%). In addition, at September 30, 1998, the unused portion of lines of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $48.6 million. Furthermore, at September 30, 1998, the Company had certificates of deposit scheduled to mature in one year or less of $196.7 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

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

Substantially all of the Year 2000 risk is related to the Bank's activities. The Bank has a formal Year 2000 plan which includes a Year 2000 committee.
The plan has been reviewed by senior management and the Board of Directors. Included in the plan is a listing of all systems (whether in-house or provided/supported by third parties) which may be impacted by Year 2000 and a categorization of the systems by their potential impact on Bank operations. The committee has received Year 2000 plans from third parties identified during the assessment phase of the Year 2000 plan. For systems that have been classified as critical to the operations of the Bank, contingency plans have been developed. Each contingency plan was developed by operational personnel who utilize the particular system. Contingency plans may include utilization of alternate third party vendors, alternate processing methods and software or manual processing. The plans have various activation dates (e.g., the date on which a third party processor fails to meet its Year 2000 compliance deadline). In addition to addressing its own Year 2000 issues, the Bank is in the process of assessing the impact of the Year 2000 on significant commercial borrowers. The Bank's Year 2000 readiness is reviewed and monitored by the OTS.

The Bank's core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 plan and provides the Bank with periodic updates. BISYS has also provided Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS has completed all program maintenance associated with its Year 2000 plan and expects a full year of testing prior to January 1, 2000. The Bank has established its Year 2000 test facility and began testing in November 1998. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 1998, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

                FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

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

          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 21, 1998, the Company held an annual meeting of shareholders for the following purposes:

          1.  To elect two directors to serve for a term of three years;

          2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 1999; and

          3. To act upon such other matters as may properly come before the meeting or any adjournment's thereof.

          The results of the voting are set forth below:

          1.  Election of Directors:

                  Name                      For            Withheld
                  ----                      ---            --------
              E. L. Sanders              3,878,343           42,696
              David E. Tate              3,880,169           40,870

              Directors continuing in office (and date of expiration of term) are: Billy L. Painter (1999), Robert L. Handell (1999), Robert
              R. Odom (1999), E. Lea Salter (2000) and R. Wesley Hammond
              (2000).

          2. Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 1999:

                     For         Against    Abstain
                     ---         -------    -------
                  3,903,804      15,959       1,276

          3.  Other matters:

              No other matters came before the meeting.

Item 5.   Other Information
          -----------------

          Not applicable

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

          (b)  Reports on Form 8-K:

               None.

-----------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy
     Statement dated December 12, 1997 and incorporated herein by reference.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FirstSpartan Financial Corp.


Date:  November 9, 1998            By: /s/ Billy L. Painter
                                       -------------------------------------
                                       Billy L. Painter
                                       President and Chief Executive Officer

Date:  November 9, 1998            By: /s/R. Lamar Simpson
                                       -------------------------------------
                                       R. Lamar Simpson
                                       Treasurer, Secretary and Chief
                                       Financial Officer