Form 10-Q
period 1998-12-31
FIRSTSPARTAN FINANCIAL CORP
filed 1999-02-09
CIK 1035240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended   December 31, 1998

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the Transition Period from        to
                                         ------    ------

          Commission File Number:   0-22445
                                   ---------


                         FIRSTSPARTAN FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)

           Delaware                                      56-2015272
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



            380 East Main Street, Spartanburg, South Carolina 29302
            -------------------------------------------------------
                    (Address of principal executive office)

                                (864) 582-2391
                            ----------------------
                        (Registrant's telephone number)

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

      Common Stock Outstanding: 3,787,970 shares as of February 4, 1999.

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES


                               Table of Contents

                                                                                      Page
                                                                                      ----
Part I.   Financial Information
-------   ---------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at December 31, 1998 and June 30, 1998            1

          Consolidated Statements of Income for the Three and Six-Month Periods
          Ended December 31, 1998 and 1997                                              2

          Consolidated Statements of Equity for the Three and Six-Month Periods
          Ended December 31, 1998 and 1997                                              3

          Consolidated Statements of Cash Flows for the Three and Six-Month
          Periods Ended December 31, 1998 and 1997                                    4-5

          Notes to Consolidated Financial Statements                                  6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      8-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   16

Part II.  Other Information                                                         17-18
--------  -----------------

Signatures                                                                             19


ITEM 1. FINANCIAL STATEMENTS
----------------------------


                 FirstSpartan Financial Corp. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars In Thousands)
                                  (Unaudited)

                                                       December 31,       June 30,
Assets                                                     1998              1998
                                                        ---------         ---------
 Cash                                                   $  11,838         $   8,450
 Federal funds sold and overnight
  interest-bearing deposits                                21,351            40,518
                                                        ---------         ---------
     Total cash and cash equivalents                       33,189            48,968
 Investment securities available-for-sale
   - at fair value (amortized cost: $27,353
   and $28,732 at December 31, 1998 and
   June 30, 1998, respectively)                            27,324            28,709

 Mortgage-backed securities held-to-maturity -
   at amortized cost (fair value: $72 and $90 at
   December 31, 1998 and June 30, 1998, respectively)          71                88
 Loans receivable, net                                    445,496           416,462
 Loans held-for-sale at lower of cost or market
  (market value: $6,619 and $7,315 at December 31,
  1998 and June 30, 1998, respectively)                     6,619             7,294
 Office properties and equipment, net                       9,931             8,445
 Federal Home Loan Bank of Atlanta stock- at cost           3,446             3,446
 Accrued interest receivable                                3,001             2,813
 Real estate acquired in settlement of loans                   38                36
 Other assets                                               1,715             1,172
                                                        ---------         ---------
     Total Assets                                       $ 530,830         $ 517,433
                                                        =========         =========

Liabilities and Stockholders' Equity

 Liabilities:

   Deposit accounts                                     $ 393,145        $ 369,812
   Advances from borrowers for taxes and insurance             44            1,063
   Advances from Federal Home Loan Bank of Atlanta         27,000           17,000
   Other liabilities                                        2,684            3,797
                                                        ---------        ---------
     Total liabilities                                    422,873          391,672
                                                        ---------        ---------
 Stockholders' Equity:

   Preferred stock, $0.01 par value:
    Authorized- 250,000 shares; none issued or
     outstanding at December 31, 1998 and
     June 30, 1998                                              -                -
   Common stock, $0.01 par value:
   Authorized- 12,000,000 shares;
    issued: 4,430,375 at December 31,
    1998 and June 30, 1998; outstanding:
    3,787,970 and 4,253,160 at December 31,
    1998 and June 30, 1998, respectively                       44               44
   Additional paid-in capital                              87,159           87,624
   Retained earnings                                       54,604           52,662
   Treasury stock- at cost (642,405 shares at
     December 31, 1998 and 177,215 shares at
     June 30, 1998)                                       (20,955)          (8,113)
   Unearned restricted stock                               (6,729)               -
   Unallocated ESOP stock                                  (6,147)          (6,442)
   Accumulated other comprehensive income                     (19)             (14)
                                                        ---------        ---------
     Total stockholders' equity                         $ 107,957        $ 125,761
                                                        ---------        ---------
     Total Liabilities and Stockholders' Equity         $ 530,830        $ 517,433
                                                        =========        =========



See accompanying notes to consolidated financial statements.

                           FirstSpartan Financial Corp. and Subsidiaries
                                Consolidated Statements of Income
                           (Dollars In Thousands, Except Per Share Data)
                                           (Unaudited)


                                                               Three Months Ended                 Six Months Ended
                                                                  December 31,                      December 31,
                                                             -----------------------          -----------------------
                                                                 1998         1997               1998          1997
                                                             ----------   ----------          ----------   ----------
Investment Income:

   Interest on loans                                         $    8,791   $    7,922          $   17,328   $   15,548
   Interest and dividends on investment securities,
      mortgage-backed securities and other                          893        1,293               1,984        3,078
                                                             ----------   ----------          ----------   ----------
        Total investment income                                   9,684        9,215              19,312       18,626
                                                             ----------   ----------          ----------   ----------

Interest Expense:
   Deposit accounts                                               4,273        4,292               8,588        8,591
   Federal Home Loan Bank of Atlanta advances                       365            -                 647            -
                                                             ----------   ----------          ----------   ----------
        Total interest expense                                    4,638        4,292               9,235        8,591
                                                             ----------   ----------          ----------   ----------

Net Interest Income                                               5,046        4,923              10,077       10,035

Provision for Loan Losses                                           200           90                 400          180
                                                             ----------   ----------          ----------   ----------
Net Interest Income After Provision for Loan Losses               4,846        4,833               9,677        9,855
                                                             ----------   ----------          ----------   ----------

Noninterest Income:
   Service charges and fees                                         496          364                 966          693
   Gain on sale of mortgage loans                                   366            -                 659            -
   Other, net                                                       108          123                 249          243
                                                             ----------   ----------          ----------   ----------
        Total noninterest income, net                               970          487               1,874          936
                                                             ----------   ----------          ----------   ----------

Noninterest Expense:

   Employee compensation and benefits                             1,718        1,274               3,494        2,481
   Federal deposit insurance premium                                 81           79                 163          156
   Occupancy and equipment expense                                  397          262                 727          510
   Computer services                                                132          168                 195          321
   Advertising and promotions                                       116          127                 286          260
   Office supplies, postage, printing, etc.                         180          138                 362          284
   Other                                                            466          363                 856          610
                                                             ----------   ----------          ----------   ----------
        Total noninterest expense                                 3,090        2,411               6,083        4,622
                                                             ----------   ----------          ----------   ----------

Income Before Income Taxes                                        2,726        2,909               5,468        6,169

Provision for Income Taxes                                        1,130        1,150               2,186        2,375
                                                             ----------   ----------          ----------   ----------

Net Income                                                   $    1,596   $    1,759          $    3,282   $    3,794
                                                             ==========   ==========          ==========   ==========

Basic earnings per share                                     $     0.44   $     0.43          $     0.86   $     0.93
                                                             ==========   ==========          ==========   ==========

Weighted average shares outstanding/(1)/                      3,622,344    4,087,721           3,831,541    4,083,729
                                                             ==========   ==========          ==========   ==========


/(1)/ FirstSpartan's initial public offering closed on July 8, 1997. For purposes of earnings per share calculations for the six months ended December 31, 1997, shares issued on July 8, 1997 have been assumed to be outstanding as of July 1, 1997.

See accompanying notes to consolidated financial statements.

                FirstSpartan Financial Corp. and Subsidiaries
                      Consolidated Statements of Equity
             For the Six Months Ended December 31, 1998 and 1997
                (Dollars In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                                                                         Accumulated
                                             Additional                       Unearned     Unallocated      Other
                                     Common   Paid-In   Retained   Treasury  Restricted       ESOP      Comprehensive   Total
                                     Stock    Capital   Earnings     Stock     Stock         Stock         Income       Equity
                                     ------  ---------  --------  ---------  ----------   -----------  -------------   --------

Balance, June 30, 1997              $     -   $     -  $ 46,960   $      -   $      -       $     -       $   18       $ 46,978

Net income                                -         -     3,794          -          -             -            -          3,794
Change in net unrealized gain
  on available-for-sale securities        -         -         -          -          -             -           11             11
Issuance of common stock                 44    86,981         -          -          -        (7,089)           -         79,936
ESOP shares committed for release         -       299         -          -          -           352            -            651
Cash dividends ($0.15 per share)          -         -      (612)         -          -             -            -           (612)
                                    -------   -------  --------   --------   --------       -------       ------       --------

Balance, December 31, 1997          $    44   $87,280  $ 50,142   $      -   $      -       $(6,737)      $   29       $130,758
                                    =======   =======  ========   ========   ========       =======       ======       ========

Balance, June 30, 1998              $    44   $87,624  $ 52,662   $ (8,113)  $      -       $(6,442)      $  (14)      $125,761

Net income                                -         -     3,282          -          -             -            -          3,282
Change in net unrealized loss
 on available-for-sale securities         -         -         -          -          -             -           (5)            (5)
Issuance of treasury stock to MRDP        -      (670)        -      8,113     (7,443)            -            -              -
Purchase of treasury stock                -         -         -    (20,955)         -             -            -        (20,955)
Cash dividends ($0.35 per share)          -         -    (1,340)         -          -             -            -         (1,340)
Prorata vesting of restricted stock       -         -         -          -        714             -            -            714
ESOP shares committed for release         -       205         -          -          -           295            -            500
                                    -------   -------   -------   --------    -------       -------       ------       --------

Balance, December 31, 1998          $    44   $87,159   $54,604   $(20,955)   $(6,729)      $(6,147)      $  (19)      $107,957
                                    =======   =======   =======   ========    =======       =======       ======       ========

See accompanying notes to consolidated financial statements.

                FirstSpartan Financial Corp. and Subsidiaries
                    Consolidated Statements of Cash Flows
                            (Dollars In Thousands)
                                 (Unaudited)


                                                                 Three Months Ended       Six Months Ended
                                                                    December 31,            December 31,
                                                                --------------------    --------------------
                                                                  1998        1997        1998        1997
                                                                --------    --------    --------   ---------
Cash Flows from Operating Activities:
   Net income                                                   $  1,596    $  1,759    $  3,282   $   3,794
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                      200          90         400         180
      Deferred income tax benefit                                   (339)        (12)       (339)        (56)
      Recognition of deferred income                                (124)         (1)       (237)        (33)
      Amortization of loan servicing assets                           28          14          50          29
      Amortization of premiums on investment and
        mortgage-backed securities                                     2          --           4          --
      Depreciation                                                   203         141         378         279
      ESOP shares committed for release at fair value                230         384         500         651
      Prorata vesting of restricted stock                            342          --         714          --
      (Increase) decrease in other assets                           (203)       (109)       (781)        445
      Additions to loans held-for-sale                           (11,022)     (1,555)    (28,076)     (3,813)
      Proceeds from sale of loans held-for-sale                   16,086       2,143      29,410       4,138
      Gain on sale of loans held-for-sale                           (366)         --        (659)         --
      Loss on disposal of property and equipment                      13          --          13          --
      (Decrease) increase in other liabilities                    (3,086)     (1,115)     (1,790)        606
                                                                --------    --------    --------   ---------
          Net cash provided by operating activities                3,560       1,739       2,869       6,220
                                                                --------    --------    --------   ---------

Cash Flows from Investing Activities:
   Net loan originations and principal collections               (13,368)    (12,353)    (12,714)    (23,678)
   Purchase of loans                                              (9,453)     (5,007)    (16,485)    (10,108)
   Purchase of investment securities available-for-sale             (310)     (2,104)       (627)    (10,174)
   Proceeds from maturities of investment securities
     available-for-sale                                            2,000       1,000       2,000       3,000
   Principal repayments and proceeds from maturities of
     mortgage-backed securities                                        6          11          17          16
   Purchase of property and equipment                               (648)       (668)     (1,880)     (1,083)
   Proceeds from sale of property and equipment                        3          --           3          --
                                                                --------    --------    --------   ---------
          Net cash used in investing activities                  (21,770)    (19,121)    (29,686)    (42,027)
                                                                --------    --------    --------   ---------

Cash Flows from Financing Activities:
   Net increase in deposits                                       16,161      12,613      23,333      24,906
   Dividends paid                                                   (726)       (612)     (1,340)       (612)
   Advances from Federal Home Loan Bank of Atlanta                    --          --      10,000          --
   Purchase of treasury stock                                    (13,696)         --     (20,955)         --
   Stock subscription refunds                                         --          --          --    (197,851)
   Stock issuance costs                                               --          --          --      (1,584)
                                                                --------    --------    --------   ---------
          Net cash provided by (used in) financing activities   $  1,739    $ 12,001    $ 11,038   $(175,141)
                                                                --------    --------    --------   ---------

                FirstSpartan Financial Corp. and Subsidiaries
                    Consolidated Statements of Cash Flows
                            (Dollars In Thousands)
                                 (Unaudited)


                                                                 Three Months Ended          Six Months Ended
                                                                     December 31,               December 31,
                                                                  1998          1997          1998       1997
                                                               ---------      -------      --------   ---------
Net Decrease in Cash and Cash Equivalents                      $ (16,471)    $ (5,381)     $(15,779)  $(210,948)

Cash and Cash Equivalents at Beginning of Period                  49,660       71,505        48,968     277,072
                                                               ---------     --------      --------   ---------
Cash and Cash Equivalents at End of Period                     $  33,189     $ 66,124      $ 33,189   $  66,124
                                                               =========     ========      ========   =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                                                  $   4,384     $  4,160      $  9,102   $   8,604
                                                               =========     ========      ========   =========
     Income taxes                                              $   2,364     $  2,360      $  3,184   $   2,435
                                                               =========     ========      ========   =========
  Transfers from loans to real estate acquired in
     settlement of loans                                       $       2     $      -      $      2   $   2,435
                                                               =========     ========      ========   =========
  Change in unrealized (loss) gain on investment
     securities available-for-sale                             $     (64)    $    (12)     $     (8)  $      19
                                                               =========     ========      ========   =========
  Change in deferred taxes related to unrealized
     loss (gain) on investment securities available-for-sale   $      25     $      5      $      3   $      (8)
                                                               =========     ========      ========   =========
  Issuance of common stock to MRDP                             $       -     $      -      $  7,443   $       -
                                                               =========     ========      ========   =========
  Sale of common stock funded by subscription escrow accounts  $       -     $      -      $      -   $  61,478
                                                               =========     ========      ========   =========
  Sale of common stock funded by deposit accounts              $       -     $      -      $      -   $  20,042
                                                               =========     ========      ========   =========
  Sale of common stock to ESOP                                 $       -     $      -      $      -   $   7,089
                                                               =========     ========      ========   =========


See accompanying notes to consolidated financial statements.

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

1.   Basis of Presentation

     FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Bank ("First Federal" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings association ("Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Company.

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

     The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998.

2.   Earnings Per Share

     Earnings per share ("EPS") has been computed based upon weighted average common shares outstanding of 3,622,344 and 4,087,721, respectively, for the three months ended December 31, 1998 and 1997 and weighted average common shares outstanding of 3,831,541 and 4,083,729, respectively, for the six months ended December 31, 1998 and 1997. For the purposes of computing weighted average shares outstanding for the six months ended December 31, 1997, shares issued in the Conversion on July 8, 1997 were assumed to have been outstanding since July 1, 1997. The Company had no dilutive securities outstanding during the three and six months ended December 31, 1998 and 1997; therefore, diluted EPS is the same as basic EPS for all periods.

3.   Share Repurchases

     During the quarter ended December 31, 1998 the Company repurchased 420,886 shares of its common stock at an average price of $32.54 per share. Cumulative shares repurchased for the six months ended December 31, 1998 was 642,405 at an average price of $32.62.

4.   Comprehensive Income

     Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the three and six months ended December 31, 1998 and 1997 and "accumulated other comprehensive income" as of December 31, 1998 and 1997 are comprised solely of unrealized gains and losses on investment securities available-for-sale.

     Comprehensive income for the three and six-month periods ended December 31, 1998 and 1997 is as follows (in thousands):

                                                   Three Months        Six Months Ended
                                                   December 31,          December 31,
                                                -----------------      -----------------
                                                 1998       1997        1998       1997
                                                ------     ------      ------     ------
    Net income                                  $1,596     $1,759      $3,282     $3,794

    Other comprehensive income (loss) -
     Unrealized gains (losses) on investment
     securities available-for-sale arising
     during the period, net of income taxes        (39)        (8)         (5)        11
                                                ------     ------      ------     ------

    Total comprehensive income                  $1,557     $1,751      $3,277     $3,805
                                                ======     ======      ======     ======

5.   Stock Compensation Plans

     Restricted Stock Plan - On July 8, 1998, 177,215 shares of restricted stock were awarded to participants in the FirstSpartan Financial Corp. Management Recognition and Development Plan ("MRDP") which was approved at the Company's Annual Meeting of Stockholders on January 21, 1998. The stock awards vest over a five-year period. The stock was issued from the 177,215 shares held as treasury stock on the date of the grant. The Company recorded the stock award at the market value on the date of grant ($42.00 per share) as unearned compensation in stockholders' equity and will amortize it over the vesting period.

     Stock Option Plan - On July 8, 1998, the Company granted options to purchase 363,291 shares of Company stock at $42.00 per share to 17 officers and directors of the Company and the Bank under the 1997 FirstSpartan Financial Corp. Stock Option Plan which was approved at the Company's

     Annual Meeting of Stockholders on January 21, 1998.

     On October 21, 1998, the Compensation Committee of the Board of Directors determined that because of the decline in market value of the Company's stock such a short time after the granting of the stock options, the desired incentive effect for employee performance was significantly diminished. Accordingly, the Committee recommended, and the Board of Directors approved, the repricing of all options granted on July 9, 1998. On October 28, 1998, the Committee repriced the options at the fair market value of the stock that day which was $33.75 per share. Since the repricing was at market value, no compensation was recorded as a result of the repricing.

     Additionally, on October 28, 1998, an additional 50,000 options were awarded at $33.75 per share to 22 employees and officers of the Bank in order to provide incentives on a broader scale. None of these employees and officers were included in the original grant of 363,291 options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

     Total assets were $530.8 million at December 31, 1998 and $517.4 million at
     June 30, 1998, an increase of $13.4 million or 3%.   This increase resulted
     primarily from a $28.3 million, or 7%, increase in loans receivable, net (including loans held-for-sale) and an increase of $1.5 million, or 18%, in office properties and equipment, net offset by a decrease of $15.8 million, or 32%, in cash and cash equivalents. Loans receivable, net, increased primarily as a result of an increase of $15.7 million in mortgage loans since June 30, 1998. Included in the $15.7 million increase were increases of $9.3 million in construction loans, $6.2 million in commercial mortgage loans and $4.3 million in land development loans, which more than offset a decrease of $4.1 million in one- to four-family mortgage loans. The primary factor contributing to the decrease in one- to four- family mortgage loans was the sale of $29.4 million of loans in the secondary market. Offsetting loan sales was the purchase of $16.5 million of one- to four-family mortgage loans from the mortgage banking company in which the Bank's service corporation has an equity investment. Loans receivable, net, also increased due to a $10.4 million increase in non-mortgage commercial loans and a $1.7 million increase in home equity loans. The increase in loans was attributable to market demand and emphasis on loan production in the branch network. The increase in loans receivable, net, was funded primarily through an increase in deposits and FHLB advances.

     Deposit accounts increased $23.3 million to $393.1 million at December 31, 1998 from $369.8 million at June 30, 1998. The increase in deposits resulted primarily from newly opened branch offices and, to a lesser extent, interest credited to deposit accounts during the period. Advances from the FHLB of Atlanta increased $10.0 million to $27.0 million at December 31, 1998 from $17.0 million at June 30, 1998.

     Stockholders' equity decreased by $17.8 million to $108.0 million at
     December 31, 1998 from $125.8 million at June 30, 1998.   Items that
     decreased stockholders' equity were the purchase of $21.0 million of treasury stock and payment of dividends of $1.3 million. Offsetting these charges to stockholders' equity were the allocation of shares in the amount of $1.2 million under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan and net income of $3.3 million for the six months ended December 31, 1998.

     Nonperforming assets decreased by $100,000 to $1.3 million at December 31, 1998 from $1.4 million at June 30, 1998. The decrease was due to a $100,000 decrease in nonaccrual loans.

Comparison of Operating Results for the Three Months Ended December 31, 1998 and December 31, 1997

     Net Income.   Net income decreased $200,000 to $1.6 million for the three months ended December 31, 1998 from $1.8 million for the three months ended December 31, 1997. The decrease for the quarter was attributable to an increase in noninterest expense in the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 due primarily to compensation expense associated with the adoption of the Company's restricted stock plan and costs associated with the hiring of personnel at newly opened branch offices. Offsetting the above items that decreased net income in the quarter ended December 31, 1998 was an increase in noninterest income of $483,000 primarily related to mortgage loan sales. Although net income decreased for the quarter ended December 31, 1998, earnings per share increased to $0.44 from $0.43 in the quarter ended December 31, 1997. The increase in earnings per share was attributable to fewer shares outstanding during the quarter ended December 31, 1998 as the result of share repurchases.

     Net Interest Income.   Net interest income increased by $100,000 to $5.0
     million for the three months ended December 31, 1998 from $4.9 million for the three months ended December 31, 1997. The increase was attributable primarily to growth in interest-earning assets offset by an increase in interest-bearing liabilities and a decrease in net yield on interest-earning assets in the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997.

     Investment income increased $500,000 to $9.7 million for the quarter ended December 31, 1998 from $9.2 million for the quarter ended December 31, 1997 as a result of the increase in the average balances of interest-earning assets to $505.4 million from $474.5 million more than offsetting the decrease in average yield to 7.66% from 7.77%. Although interest-earning assets were higher in the quarter ended December 31, 1998 as compared to December 31, 1997, share repurchases of approximately $21.0 million since the quarter ended December 31, 1997 significantly offset asset growth and, accordingly, investment income.

     Interest expense increased $300,000 to $4.6 million for the three months ended December 31, 1998 from $4.3 million for the three months ended December 31, 1997. The increase was due primarily to interest expense on advances from the FHLB during the quarter ended December 31, 1998 that was absent in the quarter ended December 31, 1997. The average balance of deposits increased to $383.9 million in the three months ended December 31, 1998 from $352.9 million in the comparable prior year period. The impact of increased deposit balances on interest expense was more than offset by a decrease in the average cost to 4.42% from 4.83% for the quarters ended December 31, 1998 and 1997, respectively. The average balance increased as the result of newly opened branch offices and various deposit promotions that have increased deposit balances since the prior year's comparable quarter. The decrease in average cost is attributable to the decrease in prevailing market rates since the quarter ended December 31, 1997.

     Net yield on interest-earning assets decreased to 3.99% for the quarter ended December 31, 1998 from 4.15% for the quarter ended December 31, 1997 due primarily to the above mentioned decrease in the average yield on interest-earning assets.

     Provision for Loan Losses.   Provisions for loan losses are charges to
     earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Company classifies in accordance with regulatory requirements. The Company gives greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses.

     The provision for loan losses was $200,000 for the three months ended December 31, 1998 compared to $90,000 for the three months ended December 31, 1997. The provision for loan losses has increased over the past several quarters primarily as the result of the increase in the amount of consumer and commercial loans in the Company's loan portfolio. Management believes that such loans present a higher risk of credit loss relative to one- to four-family mortgage loans and accordingly, a higher allowance for loan losses is warranted. The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in the total loan portfolio which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, loans classified under OTS regulations, and other factors. Management deemed the allowance for loan losses to be adequate at December 31, 1998. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

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

     Noninterest Income.   Noninterest income increased by $483,000 to $970,000
     for the three months ended December 31, 1998 from $487,000 for the three months ended December 31, 1997, primarily as a result of the gain on sale of mortgage loans of $366,000 in the three months ended December 31, 1998 that did not occur in the three months ended December 31, 1997. The Bank periodically sells loans in response to interest rate changes, liquidity needs and other factors. The Bank sold mortgage loans during the quarter ended December 31, 1998 primarily to reduce the amount of 30-year fixed rate loans in the loan portfolio. Management cannot predict whether there will be any such gains in the future.

     Service charges and fees increased to $496,000 for the three months ended December 31, 1998 from $364,000 for the three months ended December 31, 1997 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts.

     Noninterest Expense.   Noninterest expense was $3.1 million for the three
     months ended December 31, 1998 compared to $2.4 million for the same period in 1997. The increase consisted principally of increased employee compensation and benefits which increased to $1.7 million for the three months ended December 31, 1998 from $1.3 million for the three months ended December 31, 1997. The increase in compensation expense is principally attributable to the adoption of the MRDP and costs associated with the hiring of personnel at newly opened branch offices offset by a decrease in ESOP expense due to a lower average stock price used to determine related compensation expense. The increases in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods until the new branches that were opened in 1998 and the announced, but not yet opened, branch in Chesnee, South Carolina become fully operational.

     Income Taxes.   The provision for income taxes decreased $20,000 to $1.1
     million for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 as a result of lower income before income taxes.

Comparison of Operating Results for the Six Months Ended December 31, 1998 and December 31, 1997

     Net Income.   Net income decreased $500,000 to $3.3 million for the six
     months ended December 31, 1998 from $3.8 million for the six months ended December 31, 1997. The decrease for the six months was attributable to an increase of $1.5 million in noninterest expense to $6.1 million in the six months ended December 31, 1998 from $4.6 million in the six months ended December 31, 1997 due primarily to compensation expense associated with the adoption of the Company's restricted stock plan and costs associated with the hiring of personnel at newly opened branch offices. Offsetting the above items that decreased net income in the six months ended December 31, 1998 was an increase in noninterest income of $1.0 million primarily related to mortgage loan sales and a decrease of $200,000 in the provision for income taxes due to lower income before income taxes. Earnings per share for the six months ended December 31, 1998 was $0.86 compared to $0.93 for the six months ended December 31, 1997.

     Net Interest Income.   Net interest income increased $42,000 to $10.1
     million for the six months ended December 31, 1998 compared to the previous year period. The increase was attributable primarily to growth in interest-earning assets offset by an increase in interest-bearing liabilities and a decrease in net yield on interest-earning assets in the six months ended December 31, 1998 compared to the six months ended
     December 31, 1997.   Another factor that affected net interest income was
     net interest earnings of approximately $300,000 on excess stock subscription funds held and refunded in connection with the Bank's conversion from the mutual to stock form of ownership in the six months ended December 31, 1997, which were absent in the six months ended December 31, 1998.

     Investment income increased $700,000 to $19.3 million for the six months ended December 31, 1998 from $18.6 million for the six months ended December 31, 1997 as a result of the increase in the average balances of interest-earning assets to $504.2 million from $476.7 million (including the previously mentioned stock subscription funds) more than offsetting the decrease in average yield to 7.66% from 7.81%. Although interest-earning assets were higher during the six months ended December 31, 1998 as compared to December 31, 1997, share repurchases of approximately $21.0 million since the six months ended December 31, 1997 significantly offset asset growth and, accordingly, investment income.

     Interest expense increased $600,000 to $9.2 million for the six months ended December 31, 1998 from $8.6 million for the six months ended December 31, 1997. The increase was due primarily to interest expense on advances from the FHLB during the six months ended December 31, 1998 that was absent in the six months ended December 31, 1997. The average balance of deposits increased to $377.9 million in the six months ended December 31, 1998 compared to $361.4 million (including the previously mentioned stock subscription funds) in the comparable prior year period. The impact of increased deposit balances on interest expense was more than offset by a decrease in the average cost to 4.51% from 4.72% for the six months ended December 31, 1998 and 1997, respectively. The average balance increased as the result of newly opened branch offices and various deposit promotions that have increased deposit balances since December 31, 1997. The decrease in average costs is attributable to the decrease in prevailing market rates since December 31, 1997.

     Net yield on interest-earning assets decreased to 4.00% for the six months ended December 31, 1998 from 4.21% for the six months ended December 31, 1997 due primarily to the above mentioned decrease in the average yield on interest-earning assets.

     Provision for Loan Losses. The provision for loan losses was $400,000 for the six months ended December 31, 1998 compared to $180,000 for the six months ended December 31, 1997. See "Comparison of Operating Results for the Three Months Ended December 31, 1998 and December 31, 1997 - Provision for Loan Losses" for a discussion of management's process for determining the provision for loan losses.

     Noninterest Income.   Noninterest income increased by $1.0 million to $1.9
     million for the six months ended December 31, 1998 from $0.9 million for the six months ended December 31, 1997, primarily as a result of the gain on sale of mortgage loans of $659,000 in the six months ended December 31, 1998 that did not occur in the six months ended December 31, 1997. The Bank periodically sells loans in response to interest rate changes, liquidity needs and other factors. The Bank sold mortgage loans during the six months ended December 31, 1998 primarily to reduce the amount of 30-
     year fixed rate loans in the loan portfolio.   Management cannot predict
     whether there will be any such gains in the future.

     Service charges and fees increased to $966,000 for the six months ended December 31, 1998 from $693,000 for the six months ended December 31, 1997 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts.

     Noninterest Expense.   Noninterest expense was $6.1 million for the six
     months ended December 31, 1998 compared to $4.6 million for the same period in 1997. The increase consisted principally of increased employee compensation and benefits which increased to $3.5 million for the six months ended December 31, 1998 from $2.5 million for the six months ended December 31, 1997. The increase in compensation expense is principally attributable to the adoption of the MRDP and costs associated with the hiring of personnel at newly opened branch offices offset by a decrease in ESOP expense due to a lower average stock price used to determine related compensation expense. The increases in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods until the new branches that were opened in 1998 and the announced, but not yet opened, branch in Chesnee, South Carolina become fully operational.

     Income Taxes.   The provision for income taxes was $2.2 million for the six months ended December 31, 1998 compared to $2.4 million for the six months ended December 31, 1997 as a result of lower income before income taxes.

Liquidity and Capital Resources

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from loans, the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Federal regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the federal regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, cash and cash equivalents totaled $33.2 million, or 6% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $23.3 million or 4% of total assets. At December 31, 1998, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $75.0 million of which $27.0 million had been advanced.

     As of December 31, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 1998, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 16.7%, 16.7% and 25.6%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

     At December 31, 1998, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $6.4 million ($5.0 million at fixed rates ranging from 6% to 9%). In addition, at December 31, 1998, the unused portion of lines of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $48.9 million. Furthermore, at December 31, 1998, the Company had certificates of deposit scheduled to mature in one year or less of $176.9 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

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

     In addition to addressing its own Year 2000 issues, the Bank is in the process of assessing the impact of the Year 2000 on significant commercial borrowers. To date, based on written representations from borrowers, the Bank has determined that substantially all such borrowers have either (a) completed Year 2000 systems replacement or renovation or (b) developed Year 2000 remediation plans. The Bank will continue to monitor those borrowers whose plans have not yet been completed. Based upon borrowers' representations, the Bank believes that its significant commercial borrowers will have Year 2000 compliant systems in place before December 31, 1999. However, those borrowers cannot give assurance that their customers or suppliers will be Year 2000 compliant before December 31, 1999. The Bank is unable to determine the impact upon collections on these loans should either the borrowers' representations prove inaccurate or their suppliers or customers not be Year 2000 compliant.

     The external costs associated with the Bank's Year 2000 compliance incurred to date have been less than $100,000. Additional external costs are expected to be less than $25,000. The Bank has not separately tracked internal costs associated with Year 2000 compliance. Such costs would consist principally of personnel costs of employees on various committees, a Year 2000 coordinator and operational personnel involved in system testing. The majority of all required hardware upgrades had been planned as a part of an overall project begun in 1997 to upgrade the Bank's computer systems to increase efficiency and eliminate obsolescence of some components of the system.

     The Bank's operations are highly dependent on computer systems and computer hardware, both internal and those provided through third parties. Due to such a high level of dependency on computers and computer systems, the failure of systems due to Year 2000 problems could have a material adverse financial impact on the Bank. The following risks are believed by management to present the most reasonably likely worst-case scenario:

          . BISYS could experience unforseen system(s) failure resulting in the inability to access customer accounts and process transactions;
          . Loss of utilities could cause major disruptions of business. Should the Bank lose power, it would lose the ability to operate electronic equipment to access customer accounts. Should telephone service be disrupted the Bank would lose the ability to communicate with BISYS, which again would prohibit access to customer accounts;
          . Failures in the payments system could cause a severe disruption to the Bank's business. These failures could occur in the Federal Reserve Banks, correspondent banks or electronic payments clearing houses. These failures could cause processing backlogs and could affect the Bank's ability to process customer deposits and withdrawals as well as fund loans;
          . Failures of the Bank's correspondent banks such as the Federal Home Loan Bank of Atlanta could impair the Bank's liquidity and the ability to process certain payments;
          . Loss of customer confidence that the Bank or the banking system in general will be Year 2000 compliant could cause excessive deposit withdrawals impairing the Bank's liquidity.

     Should any or a combination of any of the above scenarios actually materialize, the results could be loss of revenue, increased costs and/or impaired liquidity. It is not possible to estimate the extent of loss that may occur nor is it possible to estimate the length of time that it would take to remedy any problems encountered.

     There can be no assurances that the Bank, BISYS, other third-party processors, government agencies, utility companies, correspondent banks or any other vendor upon which the Bank relies will effectively address the Year 2000 problem. Year 2000 failures by any of the above mentioned parties could cause a material adverse affect on the Bank and the Company.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 1998, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

          (b)  Reports on Form 8-K:

               None.


-----------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy
     Statement dated December 12, 1997 and incorporated herein by reference.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FirstSpartan Financial Corp.

Date:                                 By: /s/ Billy L. Painter
     --------------------                -------------------------------------
                                         Billy L. Painter
                                         President and Chief Executive Officer


Date:                                 By: /s/ R. Lamar Simpson
     --------------------                -------------------------------------
                                         R. Lamar Simpson
                                         Treasurer, Secretary and Chief
                                         Financial Officer