Form 10-Q
period 1999-03-31
FIRSTSPARTAN FINANCIAL CORP
filed 1999-05-17
CIK 1035240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended MARCH 31, 1999


[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period from  ___________________  to
          ___________________

          Commission File Number:   0-22445
                                   -----------


                         FIRSTSPARTAN FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)

            Delaware                                    56-2015272
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            380 East Main Street, Spartanburg, South Carolina 29302
            -------------------------------------------------------
                    (Address of principal executive office)

                                (864) 582-2391
                          ---------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X          No ___________
                            -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock Outstanding: 3,787,970 shares as of May 12, 1999.

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES


                               Table of Contents

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION
-------   ---------------------
Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at March 31, 1999 and June
          30, 1998                                                         1

          Consolidated Statements of Income for the
          Three- and Nine-Month Periods Ended March 31, 1999 and
          1998                                                             2

          Consolidated Statements of Equity for the
          Three- and Nine-Month Periods Ended March 31, 1999 and
          1998                                                             3

          Consolidated Statements of Cash Flows for the Three-
          and Nine-Month Periods Ended March 31, 1999 and 1998           4-5

          Notes to Consolidated Financial Statements                     6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8-16

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                            16

PART II.  OTHER INFORMATION                                            17-18
--------  -----------------

SIGNATURES                                                                19

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                     MARCH 31,           JUNE 30,
                                                                                       1999                1998
                                                                                    ----------          -----------
ASSETS
   Cash                                                                            $    8,150           $    8,450
   Federal funds sold and overnight interest-bearing deposits                          27,772               40,518
                                                                                    ----------          -----------
          Total cash and cash equivalents                                              35,922               48,968
   Investment securities available-for-sale-at fair value (amortized cost:
     $39,698 and $28,732 at March 31, 1999 and June 30, 1998, respectively)            39,641               28,709
   Mortgage-backed securities held-to-maturity-at amortized cost (fair value:
     $61 and $90 at March 31, 1999 and June 30, 1998 respectively)                         60                   88
   Loans receivable, net                                                              434,976              416,462
   Loans held-for-sale-at lower of cost or market (market value: $11,348
     and $7,315 at March 31, 1999 and June 30, 1998, respectively)                     11,348                7,294
   Office properties and equipment, net                                                10,204                8,445
   Federal Home Loan Bank of Atlanta stock - at cost                                    3,612                3,446
   Accrued interest receivable                                                          3,074                2,813
   Real estate acquired in settlement of loans                                             38                   36
   Other assets                                                                         2,116                1,172
                                                                                    ----------          -----------
                    TOTAL ASSETS                                                   $  540,991           $  517,433
                                                                                    ==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES:
    Deposit accounts                                                               $  400,672           $  369,812
    Advances from borrowers for taxes and insurance                                       537                1,063
    Advances from Federal Home Loan Bank of Atlanta                                    27,000               17,000
    Other liabilities                                                                   3,337                3,797
                                                                                    ----------          -----------
                    Total liabilities                                                 431,546              391,672
                                                                                    ----------          -----------
   STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value:
     Authorized - 250,000 shares; none issued or outstanding
      at March 31, 1999 and June 30, 1998                                                   -                    -
    Common stock, $0.01 par value:
     Authorized - 12,000,000 shares; issued: 4,430,375 at March 31,
      1999 and June 30, 1998; outstanding: 3,787,970 and 4,253,160
      at March 31, 1999 and June 30, 1998, respectively                                    44                   44
    Additional paid-in capital                                                         87,233               87,624
    Retained earnings                                                                  55,520               52,662
    Treasury stock-at cost (642,405 shares at March 31, 1999 and
      177,215 shares at June 30,1998)                                                 (20,955)              (8,113)
    Unearned restricted stock                                                          (6,362)                   -
    Unallocated ESOP stock                                                             (5,999)              (6,442)
    Accumulated other comprehensive income                                                (36)                 (14)
                                                                                    ----------          -----------
                    Total stockholders' equity                                        109,445              125,761
                                                                                    ----------          -----------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  540,991           $  517,433
                                                                                    ==========          ===========

See accompanying notes to consolidated financial statements.

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     MARCH 31,                  MARCH 31,
                                                              ------------------------   ------------------------
                                                                 1999         1998          1999         1998
                                                              ----------   -----------   ----------   -----------
INVESTMENT INCOME:
  Interest on loans                                           $    8,751   $     8,210   $   26,079   $    23,758
  Interest and dividends on investment securities,
   mortgage-backed securities and other                              796         1,066        2,780         4,144
                                                              ----------   -----------   ----------   -----------
     Total investment income                                       9,547         9,276       28,859        27,902
                                                              ----------   -----------   ----------   -----------

INTEREST EXPENSE:
  Deposit accounts                                                 4,138         4,184       12,726        12,775
  Federal Home Loan Bank of Atlanta advances                         357             1        1,004             1
                                                              ----------   -----------   ----------   -----------
     Total interest expense                                        4,495         4,185       13,730        12,776
                                                              ----------   -----------   ----------   -----------

NET INTEREST INCOME                                                5,052         5,091       15,129        15,126

PROVISION FOR LOAN LOSSES                                            200           130          600           310
                                                              ----------   -----------   ----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                4,852         4,961       14,529        14,816
                                                              ----------   -----------   ----------   -----------

NONINTEREST INCOME:
  Service charges and fees                                           537           375        1,503         1,068
  Gain on sale of mortgage loans                                     366           102        1,025           102
  Other, net                                                         181           174          430           417
                                                              ----------   -----------   ----------   -----------
     Total noninterest income, net                                 1,084           651        2,958         1,587
                                                              ----------   -----------   ----------   -----------

NONINTEREST EXPENSES:
  Employee compensation and benefits                               1,780         1,196        5,274         3,677
  Federal deposit insurance premium                                   82           114          245           270
  Occupancy and equipment expense                                    378           295        1,105           805
  Computer services                                                  126           165          321           486
  Advertising and promotions                                         143           161          429           421
  Office supplies, postage, printing, etc.                           208           197          570           481
  Other                                                              491           402        1,347         1,012
                                                              ----------   -----------   ----------   -----------
     Total noninterest expense                                     3,208         2,530        9,291         7,152
                                                              ----------   -----------   ----------   -----------

INCOME BEFORE INCOME TAXES                                         2,728         3,082        8,196         9,251

PROVISION FOR INCOME TAXES                                         1,117         1,205        3,303         3,580
                                                              ----------   -----------   ----------   -----------

NET INCOME                                                    $    1,611   $     1,877   $    4,893   $     5,671
                                                              ==========   ===========   ==========   ===========

BASIC EARNINGS PER SHARE                                      $     0.46   $      0.46   $     1.32   $      1.39
                                                              ==========   ===========   ==========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING /(1)/                      3,484,336     4,098,436    3,717,550     4,088,141
                                                              ==========   ===========   ==========   ===========


/(1)/ FirstSpartan's initial public offering closed on July 8, 1997. For purposes of earnings per share calculations for the nine months ended March 31, 1998, shares issued on July 8, 1997 have been assumed to be outstanding as of July 1, 1997.

See accompanying notes to consolidated financial statements.

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EQUITY
               FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                               ACCUMULATED
                                                ADDITIONAL                          UNEARNED     UNALLOCATED      OTHER
                                       COMMON     PAID-IN     RETAINED   TREASURY   RESTRICTED      ESOP       COMPREHENSIVE
                                       STOCK      CAPITAL     EARNINGS     STOCK      STOCK         STOCK         INCOME
                                      -------   ----------   ---------  ---------  -----------  ------------  --------------
BALANCE, JUNE 30, 1997                $     -   $         -  $  46,960  $       -  $         -  $          -  $           18

Net income                                  -             -      5,671          -            -             -               -
Change in net unrealized gain
 on available-for-sale securities           -             -          -          -            -             -              11
Issuance of common stock                   44        86,981          -          -            -        (7,089)              -
ESOP shares committed for release           -           459          -          -            -           499               -
Cash dividends ($0.30 per share)            -             -     (1,220)         -            -             -               -
                                      -------   -----------  ---------  ---------  -----------  ------------  --------------

BALANCE, MARCH 31, 1998               $    44   $    87,440  $  51,411  $       -  $         -  $     (6,590) $           29
                                      =======   ===========  =========  =========  ===========  ============  ==============

BALANCE, JUNE 30, 1998                $    44   $    87,624  $  52,662  $  (8,113) $         -  $     (6,442) $          (14)

Net income                                  -   $         -  $   4,893          -            -             -               -
Change in net unrealized loss
 on available-for-sale securities           -             -          -          -            -             -             (22)
Issuance of treasury stock to MRDP          -          (670)                8,113       (7,443)            -               -
Purchase of treasury stock                  -             -          -    (20,955)           -             -               -
Cash dividends ($0.55 per share)            -             -     (2,035)         -            -             -               -
Prorata vesting of restricted stock         -             -          -          -        1,081             -               -
ESOP shares committed for release           -           279          -          -            -           443               -
                                      -------   -----------  ---------  ---------  -----------  ------------  --------------

BALANCE, MARCH 31, 1999               $    44   $    87,233  $  55,520  $ (20,955) $    (6,362) $     (5,999) $          (36)
                                      =======   ===========  =========  =========  ===========  ============  ==============

                                       TOTAL
                                       EQUITY
                                      -------
BALANCE, JUNE 30, 1997                $  46,978

Net income                                5,671
Change in net unrealized gain
 on available-for-sale securities            11
Issuance of common stock                 79,936
ESOP shares committed for release           958
Cash dividends ($0.30 per share)         (1,220)
                                      ---------
BALANCE, MARCH 31, 1998               $ 132,334
                                      =========

BALANCE, JUNE 30, 1998                $ 125,761

Net income                                4,893
Change in net unrealized loss
 on available-for-sale securities           (22)
Issuance of treasury stock to MRDP            -
Purchase of treasury stock              (20,955)
Cash dividends ($0.55 per share)         (2,035)
Prorata vesting of restricted stock       1,081
ESOP shares committed for release           722
                                      ---------

BALANCE, MARCH 31, 1999               $ 109,445
                                      =========

See accompanying notes of consolidated financial statements.

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  MARCH 31,                    MARCH 31,
                                                             ------------------    ---------------------------
                                                               1999      1998        1999               1998
                                                             --------   -------    ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $  1,611   $ 1,877    $   4,893        $    5,671
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                      200       130          600               310
   Deferred income tax benefit                                   (104)     (303)        (443)             (359)
   Recognition of deferred income                                (182)     (114)        (419)             (147)
   Amortization of loan servicing assets                           37        15           87                44
   Amortization of premiums on investment and
    mortgage-backed securities                                      1         -            5                 -
   Depreciation                                                   210       156          588               435
   ESOP shares committed for release at fair value                222       307          722               958
   Prorata vesting of restricted stock                            367         -        1,081                 -
   (Increase) decrease in other assets                           (511)      (74)      (1,292)              371
   Additions to loans held-for-sale                           (21,587)   (7,549)     (49,663)          (11,362)
   Proceeds from sale of loans held-for-sale                   17,224     5,674       46,634             9,812
   Gain on sale of loans held-for-sale                           (366)     (102)      (1,O25)             (102)
   Loss on disposal of property and equipment                       -         -           13                 -
   Increase (decrease) in other liabilities                     1,259      (216)        (531)              390
                                                             --------   -------      -------        ----------
        Net cash (used in) provided by operating activities   $(1,619)   $ (199)     $ 1,250             6,021
                                                             --------   -------      -------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net loan originations and principal collections              29,162    (6,703)       31,387           (30,381)
 Purchase of loans                                           (18,660)   (5,999)      (50,084)          (16,107)
 Purchase of investment securities available-for-sale        (12,844)   (7,628)      (13,471)          (17,802)
 Proceeds from maturities of investment securities
   available-for-sale                                            500     6,002         2,500             9,002
 Principal repayments and proceeds from maturities
   of mortgage-backed securities                                  11         8            28                24
 Purchase of Federal Home Loan Bank of Atlanta
   stock                                                        (166)     (435)         (166)             (435)
 Purchase of property and equipment                             (483)     (363)       (2,363)           (1,446)
 Proceeds from sale of property and equipment                      -         -             3                 -
                                                             --------   -------      -------         ---------
       Net cash used in investing activities                  (2,480)  (15,118)      (32,166)          (57,145)
                                                             --------   -------      -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                      7,527     4,949        30,860            29,855
 Dividends paid                                                 (695)     (608)       (2,035)           (1,220)
 Advances from Federal Home Loan Bank of Atlanta                   -     2,000        10,000             2,000
 Purchase of treasury stock                                        -         -       (20,955)                -
 Stock subscription refunds                                        -         -             -          (197,851)
 Stock issuance costs                                              -         -             -            (1,584)
                                                             -------    ------      --------         ---------
       Net cash provided by (used in) financing activities   $ 6,832    $6,341      $ 17,870        $ (168,800)
                                                             -------    ------      --------         ---------

                 FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        MARCH 31,                       MARCH 31,
                                                                1999             1998            1999           1998
                                                             ---------       ---------      ---------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $   2,733       $  (8,976)     $ (13,046)     $  (219,924)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                33,189          66,124         48,968          277,072
                                                             ---------       ---------      ---------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  35,922       $  57,148      $  35,922      $    57,148
                                                             =========       =========      =========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                $   4,347       $   4,417      $  13,449      $    13,021
                                                             =========       =========      =========      ===========
     Income taxes                                            $   1,425       $   1,516      $   4,609      $     3,876
                                                             =========       =========      =========      ===========
  Non-cash transactions:
     Transfers from loans to real estate acquired in
       settlement of loans                                   $       2       $      --      $       2      $        --
                                                             =========       =========      =========      ===========
     Change in unrealized (loss) gain on investment
       securities available-for-sale                         $     (27)      $      (1)     $     (34)     $        18
                                                             =========       =========      =========      ===========
     Change in deferred taxes related to unrealized
       loss (gain) on investment securities
       available-for-sale                                    $       9       $       1      $      12      $        (7)
                                                             =========       =========      =========      ===========
     Issuance of common stock to MRDP                        $      --       $      --      $   7,443      $        --
                                                             =========       =========      =========      ===========
     Sale of common stock funded by subscription
       escrow accounts                                       $      --       $      --      $      --      $    61,478
                                                             =========       =========      =========      ===========
     Sale of common stock funded by deposit accounts         $      --       $      --      $      --      $    20,042
                                                             =========       =========      =========      ===========
     Sale of common stock to ESOP                            $      --       $      --      $      --      $        --
                                                             =========       =========      =========      ===========

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

     The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998.

2.   EARNINGS PER SHARE

     Earnings per share ("EPS") has been computed based upon weighted average common shares outstanding of 3,484,336 and 4,098,436, respectively, for the three months ended March 31, 1999 and 1998 and weighted average common shares outstanding of 3,717,550 and 4,088,141, respectively, for the nine months ended March 31, 1999 and 1998. For the purposes of computing weighted average shares outstanding for the nine months ended March 31, 1998, shares issued in the Conversion on July 8, 1997 were assumed to have been outstanding since July 1, 1997. The Company had no dilutive securities outstanding during the three and nine months ended March 31, 1999 and 1998; therefore, diluted EPS is the same as basic EPS for all periods.

3.   SHARE REPURCHASES

     Cumulative share repurchases for the nine months ended March 31, 1999 were 642,405 at an average price of $32.62 per share.

4.   COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the three and nine months ended March 31, 1999 and 1998 and "accumulated other comprehensive income" as of March 31, 1999 and 1998 are comprised solely of unrealized gains and losses on investment securities available-for-sale.

     Comprehensive income for the three- and nine-month periods ended March 31, 1999 and 1998 is as follows (in thousands):

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     MARCH 31,             MARCH 31,
                                                     ---------             ---------
                                                  1999      1998         1999      1998
                                                  ----      ----         ----      ----
    Net income                                   $1,611    $1,877       $4,893    $5,671

    Other comprehensive income (loss) -
      Unrealized gains (losses) on investment
      securities available-for-sale arising
      during the period, net of income taxes        (17)        -          (22)       11
                                                 ------    ------       ------    ------

    Total comprehensive income                   $1,594    $1,877       $4,871    $5,682
                                                 ======    ======       ======    ======

5.   STOCK COMPENSATION PLANS

     RESTRICTED STOCK PLAN - On July 8, 1998, 177,215 shares of restricted stock were awarded to participants in the FirstSpartan Financial Corp. Management Recognition and Development Plan ("MRDP") which was approved at the Company's Annual Meeting of Stockholders on January 21, 1998. The stock awards vest over a five-year period. The stock was issued from the 177,215 shares held as treasury stock on the date of the grant. The Company recorded the stock awards at the market value on the date of grant ($42.00 per share) as unearned compensation in stockholders' equity and will amortize it over the vesting period.

     STOCK OPTION PLAN - On July 8, 1998, the Company granted options to purchase 363,291 shares of Company stock at $42.00 per share to 17 officers and directors of the Company and the Bank under the 1997 FirstSpartan Financial Corp. Stock Option Plan which was approved at the Company's Annual Meeting of Stockholders on January 21, 1998.

     On October 21, 1998, the Compensation Committee of the Board of Directors determined that because of the decline in market value of the Company's stock such a short time after the granting of the stock options, the desired incentive effect for employee performance was diminished significantly. Accordingly, the Committee recommended, and the Board of Directors approved, the repricing of all options granted on July 8, 1998. On October 28, 1998, the Committee repriced the options at the fair market value of the stock that day which was $33.75 per share. Since the repricing was at market value, no compensation was recorded as a result of the repricing.

     Additionally, on October 28, 1998, an additional 50,000 options were awarded at $33.75 per share to 22 employees and officers of the Bank in order to provide incentives on a broader scale. None of these employees and officers were included in the original grant of 363,291 options.

     At March 31, 1999 no options had been exercised and no options had expired under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

     Total assets were $541.0 million at March 31, 1999 and $517.4 million at June 30, 1998, an increase of $23.6 million or 5%. This increase resulted primarily from a $22.5 million, or 5%, increase in loans receivable, net (including loans held-for-sale), an increase of $10.9 million, or 38%, in securities available-for-sale, and an increase of $1.8 million, or 21%, in office properties and equipment, net offset by a decrease of $13.1 million, or 27%, in cash and cash equivalents. Loans receivable, net, increased primarily as a result of an increase of $14.4 million in mortgage loans since June 30, 1998. Included in the $14.4 million increase were increases of $14.0 million in construction loans, $8.7 million in commercial mortgage loans and $1.7 million in land development loans, which more than offset a decrease of $10.1 million in one- to four-family mortgage loans. The primary factor contributing to the decrease in one- to four-family mortgage loans was the sale of $46.6 million of loans in the secondary market. Offsetting loan sales was the purchase of $50.1million of one- to four-family mortgage loans. Loans receivable, net, also increased due to a $5.5 million increase in non-mortgage commercial loans and a $1.2 million increase in home equity loans. The increase in loans receivable, net, was funded primarily through an increase in deposits and FHLB advances.

     Deposit accounts increased $30.9 million to $400.7 million at March 31, 1999 from $369.8 million at June 30, 1998. The increase in deposits resulted primarily from newly opened branch offices and, to a lesser extent, interest credited to deposit accounts during the period. Advances from the FHLB of Atlanta increased $10.0 million to $27.0 million at March 31, 1999 from $17.0 million at June 30, 1998.

     Stockholders' equity decreased by $16.4 million to $109.4 million at March 31, 1999 from $125.8 million at June 30, 1998. Items that decreased stockholders' equity were the purchase of $21.0 million of treasury stock and payment of dividends of $2.0 million. Offsetting these charges to stockholders' equity were the allocation of shares in the amount of $1.8 million under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan and net income of $4.9 million for the nine months ended March 31, 1999.

     Nonperforming assets increased by $100,000 to $1.5 million at March 31, 1999 from $1.4 million at June 30, 1998. The increase was due to a $100,000 increase in nonaccrual loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     NET INCOME. Net income decreased $300,000 to $1.6 million for the three months ended March 31, 1999 from $1.9 million for the three months ended March 31, 1998. The decrease for the quarter was attributable to an increase in noninterest expense in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due primarily to compensation expense associated with the adoption of the MRDP and costs associated with the hiring of personnel at newly opened branch offices. Offsetting the above items that decreased net income in the quarter ended March 31, 1999 was an increase in noninterest income of $400,000 primarily related to mortgage loan sales. Although net income decreased for the quarter ended March 31, 1999, earnings per share did not change from $0.46 earned during the quarter ended March 31, 1998 due to fewer shares outstanding during the quarter ended March 31, 1999 as the result of share repurchases.

     NET INTEREST INCOME. Net interest income was $5.1 million for the three months ended March 31, 1999 and 1998. Growth in interest-earning assets was offset by an increase in interest-bearing liabilities and a decrease in net yield on interest-earning assets in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

     Investment income increased $200,000 to $9.5 million for the quarter ended March 31, 1999 from $9.3 million for the quarter ended March 31, 1998 as a result of the increase in the average balances of interest-earning assets to $508.5 million from $479.0 million more than offsetting the decrease in average yield to 7.51% from 7.75%. Although interest-earning assets were higher in the quarter ended March 31, 1999 as compared to March 31, 1998, share repurchases of approximately $21.0 million since the quarter ended March 31, 1998 significantly offset asset growth and, accordingly, investment income.

     Interest expense increased $300,000 to $4.5 million for the three months ended March 31, 1999 from $4.2 million for the three months ended March 31, 1998. The increase was due primarily to an increase in the average balance of interest-bearing liabilities to $420.9 million from $359.2 million more than offsetting a decrease in the average cost of interest-bearing liabilities to 4.33% from 4.73%. The average balance increased as the result of deposits obtained through newly opened branch offices and various deposit promotions as well as an increase in FHLB advances since the prior year's comparable quarter. The decrease in the average cost is attributable to the decrease in prevailing market rates since the quarter ended March 31, 1998.

     Net yield on interest-earning assets decreased to 3.97% for the quarter ended March 31, 1999 from 4.25% for the quarter ended March 31, 1998 due primarily to the above mentioned decrease in the average yield on interest-earning assets.

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

     The provision for loan losses was $200,000 for the three months ended March 31, 1999 compared to $130,000 for the three months ended March 31, 1998. The provision for loan losses has increased over the past several quarters primarily as the result of the increase in the amount of consumer and commercial loans in the Company's loan portfolio. Management believes that such loans present a higher risk of credit loss relative to one- to four-family mortgage loans and accordingly, a higher allowance for loan losses is warranted. The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in the total loan portfolio which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, loans classified under OTS regulations, and other factors. Management deemed the allowance for loan losses to be adequate at March 31, 1999. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

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

     NONINTEREST INCOME.   Noninterest income increased by $433,000 to $1.1
     million for the three months ended March 31, 1999 from $651,000 for the three months ended March 31, 1998, primarily as a result of an increase in gain on sale of mortgage loans to $366,000 in the three months ended March 31, 1999 from $102,000 in the three months ended March 31, 1998. The Bank periodically sells loans in response to interest rate changes, liquidity needs and other factors. The Bank sold approximately $17.2 million of mortgage loans during the quarter ended March 31, 1999 primarily to reduce the amount of fixed rate loans in the loan portfolio. Management cannot predict whether there will be any such gains in the future.

     Service charges and fees increased to $537,000 for the three months ended March 31, 1999 from $375,000 for the three months ended March 31, 1998 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts.

     NONINTEREST EXPENSE.   Noninterest expense was $3.2 million for the three
     months ended March 31, 1999 compared to $2.5 million for the same period in 1998. The increase consisted principally of increased employee compensation and benefits which increased to $1.8 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. The increase in compensation expense is attributable principally to the adoption of the MRDP and costs associated with the hiring of personnel at newly opened branch offices, offset by a decrease in ESOP expense due to a lower average stock price used to determine related compensation expense. The increases in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods until the new branches that were opened in 1998 and the announced, but not yet opened, branch in Chesnee, South Carolina become fully operational.

     INCOME TAXES.   The provision for income taxes decreased $88,000 to $1.1
     million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of lower income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     NET INCOME.   Net income decreased $800,000 to $4.9 million for the nine months ended March 31, 1999 from $5.7 million for the nine months ended March 31, 1998. The decrease for the nine months was attributable to an increase of $2.1 million in noninterest expense to $9.3 million in the nine months ended March 31, 1999 from $7.2 million in the nine months ended March 31, 1998 due primarily to compensation expense associated with the adoption of the MRDP and costs associated with the hiring of personnel at newly opened branch offices. Offsetting the above items that decreased net income in the nine months ended March 31, 1999 was an increase in noninterest income of $1.4 million primarily related to mortgage loan sales and a decrease of $300,000 in the provision for income taxes due to lower income before income taxes. Earnings per share for the nine months ended March 31, 1999 was $1.32 compared to $1.39 for the nine months ended March 31, 1998.

     NET INTEREST INCOME.   Net interest income was $15.1 million for the nine
     months ended March 31, 1999 and 1998. Growth in interest-earning assets was offset by an increase in interest-bearing liabilities and a decrease in net yield on interest-earning assets in the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. Another factor that affected net interest income was net interest earnings of approximately $300,000 on excess stock subscription funds held and refunded in connection with the Bank's conversion from the mutual to stock form of ownership in the nine months ended March 31, 1998, which were absent in the nine months ended March 31, 1999.

     Investment income increased $1.0 million to $28.9 million for the nine months ended March 31, 1999 from $27.9 million for the nine months ended March 31, 1998 as a result of the increase in the average balances of interest-earning assets to $505.6 million from $477.5 million (including the previously mentioned stock subscription funds) more than offsetting the decrease in average yield to 7.61% from 7.79%. Although interest-earning assets were higher during the nine months ended March 31, 1999 as compared to March 31, 1998, share repurchases of approximately $21.0 million since the nine months ended March 31, 1998 significantly offset asset growth and, accordingly, investment income.

     Interest expense increased $900,000 to $13.7 million for the nine months ended March 31, 1999 from $12.8 million for the nine months ended March 31, 1998. The average balance of interest-bearing liabilities increased to $408.2 million in the nine months ended March 31, 1999 compared to $360.7 million (including the previously mentioned stock subscription funds) in the comparable prior year period. The impact of increased balances of interest-bearing liabilities on interest expense was more than offset by a decrease in the average cost to 4.48% from 4.72% for the nine months ended March 31, 1999 and 1998, respectively. The average balance increased as the result of deposits obtained through newly opened branch offices and various deposit promotions as well as increased FHLB advances. The decrease in the average cost is attributable to the decrease in prevailing market rates since March 31, 1998.

     Net yield on interest-earning assets decreased to 3.99% for the nine months ended March 31, 1999 from 4.22% for the nine months ended March 31, 1998 due primarily to the above mentioned decrease in the average yield on interest-earning assets.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $600,000 for the nine months ended March 31, 1999 compared to $310,000 for the nine months ended March 31, 1998. See "Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998 - Provision for Loan Losses" for a discussion of management's process for determining the provision for loan losses.

     NONINTEREST INCOME. Noninterest income increased by $1.4 million to $3.0 million for the nine months ended March 31, 1999 from $1.6 million for the nine months ended March 31, 1998, primarily as a result of an increase in gain on sale of mortgage loans to $1.0 million in the nine months ended March 31, 1999 from $102,000 in the nine months ended March 31, 1998. The Bank periodically sells loans in response to interest rate changes, liquidity needs and other factors. The Bank sold mortgage loans during the quarter ended March 31, 1999 primarily to reduce the amount of fixed rate loans in the loan portfolio. Management cannot predict whether there will be any such gains in the future.

     Service charges and fees increased to $1.5 million for the nine months ended March 31, 1999 from $1.1 million for the nine months ended March 31, 1998 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts.

     NONINTEREST EXPENSE.   Noninterest expense was $9.3 million for the nine
     months ended March 31, 1999 compared to $7.2 million for the same period in 1998. The increase consisted principally of increased employee compensation and benefits which increased to $5.3 million for the nine months ended March 31, 1999 from $3.7 million for the nine months ended March 31, 1998. The increase in compensation expense is attributable principally to the adoption of the MRDP and costs associated with the hiring of personnel at newly opened branch offices offset by a decrease in ESOP expense due to a lower average stock price used to determine related compensation expense. The increases in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods until the new branches that were opened in 1998 and the announced, but not yet opened, branch in Chesnee, South Carolina become fully operational.

     INCOME TAXES.   The provision for income taxes was $3.3 million for the
     nine months ended March 31, 1999 compared to $3.6 million for the nine months ended March 31, 1998 as a result of lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from loans, the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Federal regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the federal regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $35.9 million, or 7% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $33.1 million or 6% of total assets. At March 31, 1999, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $75.0 million of which $27.0 million had been advanced.

     FirstSpartan is not subject to any separate regulatory capital requirements. As of March 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1999, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 16.8%, 16.8% and 26.2%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

     At March 31, 1999, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $6.9 million ($1.9 million at fixed rates ranging from 6% to 9%). In addition, at March 31, 1999, the unused portion of lines of credit (principally variable rate home equity lines of credit) extended by the Company was approximately $50.1 million. Furthermore, at March 31, 1999, the Company had certificates of deposit scheduled to mature in one year or less of $166.7 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

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

     The Bank's core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 plan and provides the Bank with periodic updates. BISYS has also provided Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS has completed all program maintenance associated with its Year 2000 plan and expects a full year of testing prior to January 1, 2000. The Bank established a Year 2000 test facility and tested the processing system from November 1998 through January 1999. The test results were satisfactory. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

     In addition to addressing its own Year 2000 issues, the Bank is continuing to assess the impact of the Year 2000 on significant commercial borrowers. To date, based on written representations from borrowers, the Bank has determined that substantially all such borrowers have either (a) completed Year 2000 systems replacement or renovation or (b) developed Year 2000 remediation plans. The Bank continues to monitor those borrowers whose plans have not yet been completed. Based upon borrowers' representations, the Bank believes that its significant commercial borrowers will have Year 2000 compliant systems in place before December 31, 1999. However, those borrowers cannot give assurance that their customers or suppliers will be Year 2000 compliant before December 31, 1999. The Bank is unable to determine the impact upon collections on these loans should either the borrowers' representations prove inaccurate or their suppliers or customers not be Year 2000 compliant.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 1999, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

          (b)  Reports on Form 8-K:

               None.



_________________________
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy
     Statement dated December 12, 1997 and incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FIRSTSPARTAN FINANCIAL CORP.

Date: May 14, 1999             By: /s/ Billy L. Painter
     --------------               --------------------------
                                  Billy L. Painter
                                  President and Chief Executive Officer


Date: May 14, 1999             By: /s/ R. Lamar Simpson
     --------------               --------------------------
                                  R. Lamar Simpson
                                  Treasurer, Secretary and Chief Financial
                                  Officer