Form 10-K
period 1999-06-30
FIRSTSPARTAN FINANCIAL CORP
filed 1999-09-23
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22445

                          FIRSTSPARTAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               56-2015272
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


380 E. Main Street, Spartanburg, South Carolina                     29302
-----------------------------------------------                  ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (864) 582-2391
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                               --------------

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10- K. [ X ]

         As of August 31, 1999, there were issued and outstanding 3,787,970 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "FSPT." Based on the average of the bid and asked prices for the Common Stock on August 31, 1999, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $64,384,075 (2,968,376 shares at $21.69 per share). For purposes of this calculation, officers and directors of the registrant and the First Federal Bank Employee Stock Ownership Plan are excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

            1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 ("Annual Report") (Parts I and II).

            2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

                                     PART I

              This report contains certain "forward-looking statements" concerning the future operations of FirstSpartan Financial Corp. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which FirstSpartan Financial Corp. operates, as well as nationwide, FirstSpartan Financial Corp.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

Item 1.     Description of Business
-------     -----------------------

General

               FirstSpartan Financial Corp. ("FirstSpartan" or the "Corporation"), a Delaware corporation, was incorporated on February 4, 1997 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Spartanburg (the "Association") (collectively referred to as the "Company") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the "Conversion"). The Conversion was completed on July 8, 1997 through the sale and issuance of 4,430,375 shares of common stock by the Corporation. In January 1998, the Association changed its name to First Federal Bank ("First Federal" or the "Bank"). At June 30, 1999, the Company had total assets of $545.7 million, total deposits of $406.0 million and total stockholders' equity of $66.0 million. FirstSpartan's business activities generally are limited to passive investment activities and oversight of its investment in First Federal. Therefore, substantially all of the Company's operations are conducted through the Bank.

               All of the Bank's operations are located in South Carolina. The Bank conducts its business from its main office and ten branch offices. Nine offices are located in Spartanburg County and two are located in Greenville County. The deposits of the Bank are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

               The Bank is a community oriented financial institution whose business historically has been focused on the origination and servicing of residential mortgage loans and attracting retail deposits (principally certificates of deposit and savings accounts) from the general public. In recent years, the Bank has diversified its products and now offers a full range of consumer and commercial products and services.

Market Area

               The Bank considers Spartanburg County and adjacent counties in northwest South Carolina to be its primary market area. The City of Spartanburg, the county seat of Spartanburg County, is located on Interstate 85 approximately 75 miles southwest of Charlotte, North Carolina, and 35 miles northeast of Greenville, South Carolina.

               Spartanburg County and the City of Spartanburg had a 1995 population of approximately 240,000 and 42,000, respectively, according to the Spartanburg Area Chamber of Commerce. The Spartanburg County economy is diverse and generally stable. According to the Spartanburg Area Chamber of Commerce, the Spartanburg County unemployment rate was 4.3% for June 1999. According to the Spartanburg Area Chamber of Commerce, major employers include Milliken & Company, Michelin Tire Corp., Spartan Mills, Hoechst Celanese Corp., Spartanburg Regional Medical Center and BMW Manufacturing Co.

Competition

            The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of June 30, 1999, there were numerous large regional state-wide and community banks as well as other thrifts operating in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Lending Activities

               General. At June 30, 1999, the Bank's total loans receivable portfolio amounted to $473.4 million, or 87% of total assets at that date. The Bank traditionally has concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $290.2 million, or 61.3% of the total loans receivable portfolio at June 30, 1999. In addition, the Bank originates construction loans, commercial real estate loans, land development loans, consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

               Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio (excluding loans held-for-sale) at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below (dollars in thousands):

                                                                                June 30,
                                             -------------------------------------------------------------------------------------
                                                    1999                          1998                               1997
                                             -------------------          ---------------------             ----------------------
                                             Amount      Percent          Amount        Percent             Amount         Percent
                                             ------      -------          ------        -------             ------         -------
Mortgage loans:
               One- to four-family          $290,219       61.3%        $312,981          70.9%           $285,969           75.1%
               Construction                   72,373       15.3           41,089           9.3              35,061            9.2
               Land development               18,864        4.0           16,729           3.8              12,376            3.2
               Commercial and other           23,587        5.0           13,817           3.1               3,773            1.0
                                            --------      -----         --------         -----            --------          -----
                    Total mortgage loans     405,043       85.6          384,616          87.1             337,179           88.5
                                            --------      -----         --------         -----            --------          -----

Consumer and other loans
               Home equity                    43,623        9.2           40,746           9.2              35,366            9.3
               Commercial                     13,885        2.9            6,987           1.6               1,984            0.5
               Other                          10,894        2.3            9,058           2.1               6,301            1.7
                                            --------      -----         --------         -----            --------          -----
                       Total consumer and
                           other loans        68,402       14.4           56,791          12.9              43,651           11.5
                                            --------      -----         --------         -----            --------          -----

Total loans receivable                       473,445      100.0%       441,407           100.0%            380,830          100.0%
                                                          =====                          =====                              =====
Less:
               Undisbursed portion of
                      loans in process        34,807                      21,923                            15,311
               Net deferred loan fees            561                         843                               995
               Allowance for loan losses       2,896                       2,179                             1,796
                                            --------                    --------                          --------
Loans receivable, net                       $435,181                    $416,462                          $362,728
                                            ========                    ========                          ========

                                                    1996                       1995
                                           ----------------------     ----------------------
                                           Amount         Percent     Amount         Percent
                                           ------         -------     ------         -------
Mortgage loans:
               One- to four-family          $257,398        77.3%       $219,522          77.9%
               Construction                   32,393         9.8          32,145          11.4
               Land development                5,683         1.8           1,670           0.6
               Commercial and other            3,262         1.0           3,372           1.2
                                            --------       -----        --------         -----
                    Total mortgage loans     299,276        89.9         256,739          91.1
                                            --------       -----        --------         -----
Consumer and other loans
               Home equity                    26,584         8.0          19,282           6.8
               Commercial                        433         0.1             513           0.2
               Other                           6,510         2.0           5,302           1.9
                                            --------       -----        --------         -----
                       Total consumer and
                           other loans        33,527        10.1          25,097           8.9
                                            --------       -----        --------         -----

Total loans receivable                       332,803       100.0%        281,836         100.0%
                                                           =====                         =====
Less:
               Undisbursed portion of
                      loans in process        15,839                      12,761
               Net deferred loan fees          1,028                       1,082
               Allowance for loan losses       1,000                         600
                                            --------                    --------
Loans receivable, net                       $314,936                    $267,393
                                            ========                    ========

               One- to Four-Family Real Estate Lending. At June 30, 1999, $290.2 million, or 61.3% of the Bank's total loan portfolio, consisted of one- to four-family mortgage loans. The Bank originated $88.5 million, $95.8 million and $50.9 million of one- to four-family mortgage loans during the years ended June 30, 1999, 1998 and 1997, respectively.

               The Bank participates in the Federal Housing Administration ("FHA") Direct Endorsement Program, which allows the Bank's in-house, FHA-approved, direct endorsement underwriters to approve or reject FHA insured one- to four-family mortgage loans up to maximum amounts established by the FHA. The Bank is also a Veterans' Administration ("VA") "automatic approved lender," which enables designated Bank personnel to approve or reject VA-insured, one- to four-family mortgage loans on behalf of the Bank. The Bank generally sells all FHA and VA loan originations, servicing released.

               Generally, the Bank's fixed-rate one- to four-family mortgage loans have maturities ranging from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as Fannie Mae. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

               The Bank offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At June 30, 1999, $108.8 million, or 37% of total one- to four-family mortgage loans, were subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loan originations meet the underwriting standards of Fannie Mae even though the Bank originates ARM loans primarily for its own portfolio. The Bank originates for its portfolio ARM loans which provide for an interest rate that adjusts every year or that is fixed for five or ten years and then adjusts every year after the initial period. Most of the Bank's one-year and ten-year ARMs adjust every year after the initial period based on the one-year Treasury constant maturity index while the interest rate adjustment for its five-year ARMs after the initial fixed period is based on the ten-year U.S. Treasury securities rate. The Bank's ARMs typically are based on a 30-year amortization schedule. The Bank qualifies the borrowers on its ARM loans based on the initial rate. The one-year ARM loan generally may be converted to a fixed-rate loan within five years of origination. The ten-year ARM provides a conversion option after seven years have elapsed. The Bank's current ARM loans do not provide for negative amortization. At June 30, 1999, however, 16 loans aggregating $604,000 provide for negative amortization at the borrowers' option. These loans were originated more than ten years ago. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively.

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

               The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible during periods of rising interest rates that the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

               The Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

               The Bank's one- to four-family mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to four-family mortgage loan provided that the borrower purchases private mortgage insurance for the benefit of the Bank. The private mortgage insurance purchased generally provides coverage of the principal amount that exceeds 65% to 70% of the appraised value of the security property. At June 30, 1999, the Bank had 12 one- to four-family mortgage loans totaling $404,000 with principal balances in excess of 80% of the appraised value of the real estate collateral and with no private mortgage insurance. These loans are part of the Spartanburg Residential Development Program, an affordable housing program.

               Construction Lending. The Bank originates residential construction loans to local home builders, generally with whom it has established lending relationships. The Bank also originates such loans to individuals who have a contract with a builder for the construction of their residence. In addition, the Bank purchases construction loans from the mortgage banking company in which the Bank's service corporation owns a one-third equity interest, and from unaffiliated correspondent mortgage banking relationships. Construction loans purchased from third parties are underwritten by Bank personnel in accordance with lending policies and are approved by Bank personnel prior to purchase. At June 30, 1999, total approved construction loans amounted to $72.4 million ($42.6 million not directly originated by the Bank), or 15% of the Bank's total loan portfolio. Outstanding balances under such approved construction loans were $43.5 million ($24.2 million not directly originated by the Bank) at June 30, 1999.

               The Bank's construction loans generally are for a term of nine to 12 months. Construction loans to builders typically are made with a maximum loan to value ratio of 80%. Construction loans to individuals typically are made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan to an individual.

               The Bank's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At June 30, 1999, speculative construction loans amounted to $53.4 million. At June 30, 1999, the largest amount of construction loans outstanding to one builder was $2.6 million, all of which was for speculative construction.

               Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Bank's staff also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. With respect to construction loans originated since September 1996, the Bank has enforced the contractual requirement that monthly interest payments be made during the construction term. With respect to loans originated prior to that time, monthly payment of accrued interest was not required and all accrued interest was collected at maturity. In periods prior to discontinuance of this practice, this contributed, in part, to the high level of accruing construction loans contractually past due 90 days or more. See "-- Nonperforming Assets and Delinquencies."

               Construction loans purchased from mortgage bankers are subject to approval by the Bank. Appraisal policies of the mortgage bankers are similar to the Bank's policies. The mortgage bankers generally use outside appraisers to conduct inspections prior to disbursement of funds.

                Construction lending affords the Bank the opportunity to charge higher interest rates with shorter terms to maturity relative to single-family mortgage lending. Construction lending, however, generally is considered to involve a higher degree of risk than single-family mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they generally are more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project the value of which is insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. Construction loans purchased from mortgage bankers involve additional risks due to third parties' involvement in inspection and monitoring the loans and due to some of the loans being outside the Bank's primary market area.

               The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. It is also the Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers. In the case of speculative construction loans, the Bank has begun limiting the number of unsold homes to larger borrowers and, on loans originated since September 1996, enforcing contractual clauses requiring the payment of interest monthly (rather than at the earlier of loan maturity or sale of home) and assessing monetary penalties on delinquent balances. The monthly interest payment requirement provides an earlier indication of potential delinquency. The Bank also attempts to minimize the risk of construction loans purchased from mortgage bankers by approving all loans and selectively inspecting properties. The Bank directly originated $21.0 million and purchased $43.1 million of speculative construction loans from mortgage bankers during the year ended June 30, 1999, compared to $17.8 million and $5.7 million, respectively, during the year ended June 30, 1998.

               Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At June 30, 1999, $23.6 million, or 5.0% of the Bank's total loan portfolio, consisted of loans secured by commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by office buildings, retail shops and manufacturing facilities located in the Bank's primary market area.

               The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. In underwriting commercial loans, the Bank categorizes loans as either real estate dependent or owner-occupied properties. Real estate dependent loans are dependent on cash flow generated from the operation of the security property for loan repayment.

Therefore, a property's cash flow is given the highest weight in underwriting. Also considered are the property's appraised value and the financial strength of the borrower. On owner-occupied properties, the underwriter considers the business as a going concern and places the most emphasis on the cash flows of the business as a whole. As with real estate dependent loans, the value of the collateral and the overall credit-worthiness of the borrower are also considered.

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

               Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family mortgage lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

               Land Development Lending. The Bank originates land development loans to local developers for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale. At June 30, 1999, land development loans amounted to $18.9 million, or 4.0% of the Bank's total loan portfolio. Land development loans are secured by a lien on the property, generally are limited to 75% of the developed value of the secured property and are made for a period of three years with an interest rate that adjusts with the prime lending rate as published in The Wall Street Journal. The Bank requires monthly interest payments during the term of the loan. The Bank's land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 75% of the available lots. All of the Bank's land development loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers. At June 30, 1999, the Bank had no nonaccruing land development loans.

               Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land development loans to 75%.

               Consumer and Commercial Loans. The Bank originates a variety of consumer loans, the majority of which are on a secured basis. Consumer loans include second mortgage loans, home equity lines of credit, savings account loans, automobile loans, boat loans, loans secured by marketable equity securities, VISA credit card loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At June 30, 1999, consumer loans amounted to $68.4 million, or 14.4% of the total loan portfolio.

               At June 30, 1999, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $43.6 million, or 9.2% of the total loan portfolio. At June 30, 1999, unused commitments to extend credit under home equity lines of credit totaled $40.9 million. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank actively solicits these loans by contacting its customers directly. The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit generally are for 15-year terms and the interest rate is tied to the prime lending rate as published in The Wall Street Journal.

               At June 30, 1999, automobile loans amounted to $4.8 million. The Bank originates automobile loans for both new and used automobiles for terms generally not exceeding 60 months. The Bank does not engage in indirect automobile lending.

               Since June 1995, the Bank has issued VISA credit cards to customers within its primary market area. At June 30, 1999, there were 1,496 credit card accounts with aggregate outstanding balances of $1.4 million. At June 30, 1999, total approved lines of credit were $5.8 million. The Bank does not engage in direct mailings of pre-approved credit cards.

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

               Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be affected adversely by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is similar to residential first mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than residential first mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At June 30, 1999, $378,000 of consumer loans were delinquent in excess of 90 days.

               The Bank also engages in commercial business lending. At June 30, 1999, the Bank had $13.9 million of commercial business loans which represented 2.9% of the total loan portfolio. Commercial business loans generally are secured by business equipment. Of the total commercial business loans at June 30, 1999, loans amounting to $2.7 million were unsecured. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals.

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

               Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses (in thousands):

                                           After         After       After
                                          One Year      3 Years     5 Years
                             Within       Through       Through     Through       Beyond
                             One Year     3 Years       5 Years     10 Years     10 Years      Total
                             --------     --------     --------     --------     --------     --------
Mortgage loans:
  One- to four-family        $    533     $  5,317     $  6,702     $ 99,377     $178,290     $290,219
  Construction                 48,845        3,538         --           --         19,990       72,373
  Land development              6,227       10,481          700          944          512       18,864
  Commercial and other          2,717        2,413       12,837        3,412        2,208       23,587
Consumer and other loans        9,753        7,231       12,814        8,815       29,789       68,402
                             --------     --------     --------     --------     --------     --------
    Total                    $ 68,075     $ 28,980     $ 33,053     $112,548     $230,789     $473,445
                             ========     ========     ========     ========     ========     ========

               The following table sets forth the dollar amount of all loans due after June 30, 2000, which have fixed interest rates and have floating or adjustable interest rates (in thousands):

                                          Fixed-     Floating-or
                                         Rates    Adjustable-Rates       Total
                                         -----    ----------------       -----
Mortgage loans:
  One- to four-family                   $182,395        $107,291        $289,686
  Construction                            23,528            --            23,528
  Land development                         3,179           9,458          12,637
  Commercial and other                     3,585          17,285          20,870
Consumer and other loans                  28,197          30,452          58,649
                                        --------        --------        --------
    Total                               $240,884        $164,486        $405,370
                                        ========        ========        ========

                                        9

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

              Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. A business development program has been implemented where loan officers and sales personnel make sales calls on businesses, building contractors, realtors and other prospects. The Bank also advertises its loan products by radio and newspaper.

               The Bank uses professional fee appraisers for most residential real estate loans and construction loans and on all commercial real estate and land development loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

              Residential mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee consisting of the Bank's President, Executive Vice President, two Senior Vice Presidents and two Vice Presidents. All residential loans in excess of $300,000 but below $400,000 must be approved by the Executive Board Loan Committee consisting of the President and two other directors rotating among all directors. Additionally, residential loans in excess of $400,000 must be approved by the Bank's Board of Directors.

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

              Loan Originations, Sales and Purchases. While the Bank originates both adjustable- and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area and the rates and terms offered by the Bank relative to those offered by competitors.

              The Bank periodically sells conventional one- to four-family mortgage loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. However, several pools of loans were sold with recourse in 1983 and had an aggregate outstanding balance of $1.7 million at June 30, 1999. The Bank does not expect any material losses on these loans due to their seasoned nature. Recent loan sales have been to Fannie Mae and primarily consisted of 30-year, fixed-rate residential real estate loans. These sales reduce the Bank's interest rate risk and the proceeds of sale are used to fund continuing operations. The Bank sold $61.4 million of conventional loans during fiscal 1999. Management intends to sell loans in the future as necessary to manage interest rate risk and fund continuing operations.

              When conventional loans are sold, the Bank retains the responsibility for servicing the loans, including collecting and remitting of mortgage loans payments, accounting for principal and interest and holding and disbursing escrow or impounded funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $102.9 million at June 30, 1999. The Bank generally is paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $227,000, $178,000 and $196,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank.

              The Bank invests escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At June 30, 1999, borrowers' escrow funds amounted to $1.0 million.

              The Bank sells all loans originated under FHA and VA programs, servicing released, to private investors and the South Carolina State Housing Authority.

              Historically, the Bank has not been an active purchaser of loans or participation interests in loans. However, in September 1996 the Bank began purchasing one- to four-family mortgage loans from a start-up mortgage banking company located in Greenville, South Carolina, in which the Bank made an equity investment through its service corporation subsidiary. During the fiscal year ended June 30, 1999, the Bank purchased $16.4 million of one- to four-family mortgage loans. Currently, substantially all of the loans purchased through this mortgage banking company are secured by properties located in the Bank's primary market area. The Bank also purchased construction loans from the affiliated mortgage banking company. See "-- Subsidiary Activities" and "-Construction Lending."

              The Bank has established relationships with other unaffiliated mortgage banking companies. In the year ended June 30, 1999, the Bank purchased one- to four-family mortgage loans from these unaffiliated entities in the amount of $1.4 million. The one- to four-family mortgage loans purchased generally are nonconforming to secondary marketing standards. However, in the Bank's opinion, the higher yields justify the slightly increased risk in these loans.

              The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated (dollars in thousands):

                                                       Year Ended June 30,
                                            ---------------------------------------
                                               1999          1998            1997
                                            ---------      ---------      ---------
Loans originated:
 Mortgage loans:
  One- to four-family                       $  88,500      $  95,754      $  50,886
  Construction                                 41,696         38,860         36,770
  Land development                              8,238         12,676          6,924
  Commercial and other                         11,929          9,133          1,770
 Consumer and other                            49,950         56,888         29,734
                                            ---------      ---------      ---------
   Total loans originated                     200,313        213,311        126,084

Loans purchased:
 One- to four-family                           16,365         14,309          9,091
 Construction                                  49,447          9,537          5,820
                                            ---------      ---------      ---------
    Total loans purchased                      65,812         23,846         14,911

Whole loans sold:
 Conventional                                 (61,407)       (13,211)        (2,824)
 Government                                    (2,818)        (6,329)        (7,223)
                                            ---------      ---------      ---------
    Total whole loans sold                    (64,225)       (19,540)       (10,047)

Loan principal repayments                    (173,781)      (148,697)       (84,423)

Net  (decrease) increase in other items        (9,400)       (15,186)         1,267
                                            ---------      ---------      ---------

Net increase in loans receivable, net       $  18,719      $  53,734      $  47,792
                                            =========      =========      =========

               Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 20 days from approval, depending on the type of transaction. At June 30, 1999, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $34.8 million) of $6.5 million and unused lines of credit of $50.9 million. See Note 11 of Notes to Consolidated Financial Statements.

               Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

               The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $632,000, $219,000 and $157,000 of deferred loan fees during the years ended June 30, 1999, 1998 and 1997, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

               Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely to continue in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more (except in the case of construction loans originated before September 1996 as discussed under "-- Construction Lending"). Interest accrued but not collected at the date the loan is placed on nonaccrual status is charged against income at the time the loan is placed on nonaccrual status. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances reasonably can be expected.

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

               The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated (dollars in thousands):

                                                                                 At June 30,
                                                           ------------------------------------------------------
                                                            1999        1998        1997        1996        1995
                                                           ------      ------      ------      ------      ------
Loans accounted for on
 a nonaccrual basis:
 Mortgage loans:
  One- to four-family                                      $  533      $  266      $  271      $  719      $  348
  Construction                                                310         787         273       1,130         471
  Commercial and other                                       --             4        --          --            48
 Consumer and other loans                                     378         153          74          60          20
                                                           ------      ------      ------      ------      ------
      Total nonaccrual loans                                1,221       1,210         618       1,909         887
                                                           ------      ------      ------      ------      ------

Accruing loans contractually past due 90 days or more:
 Mortgage loans:
  Construction                                                298         145       1,401       3,965       3,906
 Consumer and other loans                                       2           8          12        --          --
                                                           ------      ------      ------      ------      ------
    Total accruing loans 90
     days or more past due                                    300         153       1,413       3,965       3,906
                                                           ------      ------      ------      ------      ------

Total of nonaccrual loans and
 accruing loans 90 days or more
 past due                                                   1,521       1,363       2,031       5,874       4,793

Real estate acquired in settlement
 of loans                                                     348          36          36          58          34
                                                           ------      ------      ------      ------      ------

    Total nonperforming assets                             $1,869      $1,399      $2,067      $5,932      $4,827
                                                           ======      ======      ======      ======      ======

Restructured loans                                         $  672      $  594      $  863      $1,247      $1,049
                                                           ======      ======      ======      ======      ======

Nonaccrual loans and accruing
 loans 90 days or more past due
 as a percentage of loans
 receivable, net                                             0.35%       0.33%       0.56%       1.87%       1.79%

Nonaccrual loans and accruing
 loans 90 days or more past due
 as a percentage of total
 assets                                                      0.28%       0.26%       0.31%       1.65%       1.49%

Nonperforming assets as a
 percentage of total assets                                  0.34%       0.27%       0.31%       1.66%       1.50%


               Interest income that would have been recorded for the year ended June 30, 1999 had nonaccruing loans been current in accordance with their original terms amounted to $52,000. The amount of interest included in interest income on such loans for such periods amounted to $51,000. Interest income that would have been recorded for the year ended June 30, 1999 if restructured loans had been current in accordance with their original terms, and the amount of interest included in interest income on such loans for such periods, were, in both cases, immaterial.

               Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Pursuant to Statement of Position ("SOP") 92-3, issued by the American Institute of Certified Public Accountants, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ended on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at fair value minus estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate acquired in settlement of loans complies with SOP 92-3. At June 30, 1999, the Bank had $348,000 of real estate acquired in settlement of loans, which consisted of eight one- to four-family mortgage loans.

               Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had $672,000 of restructured loans as of June 30, 1999, which consisted of 13 one- to four-family mortgage loans.

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

               The aggregate amounts of the Bank's classified and special mention assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows (in thousands):

                                                               At June 30,
                                                       -------------------------
                                                        1999               1998
                                                        ----               ----
Classified assets:
 Loss                                                  $ --               $ --
 Doubtful                                                  32                 42
 Substandard assets                                     3,144              2,016
 Special mention                                        1,119              1,495

Loan loss allowances                                    2,896              2,179

               At June 30, 1999, substandard assets consisted of 28 one- to four-family mortgage loans totaling approximately $1.4 million, seven construction loans totaling $918,000, 47 other loans totaling $480,000, and real estate acquired through foreclosure totaling $348,000.

               At June 30, 1999, special mention assets consisted of 13 one- to four-family mortgage loans totaling $435,000 and five construction loans totaling $684,000.

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

               The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance generally is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for loan losses is charged against income monthly to maintain the allowances, for loan losses at the amounts determined by management.

               At June 30, 1999, the Bank had an allowance for loan losses of $2.9 million. Management believes that the amount maintained in the allowances at June 30, 1999 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected significantly and adversely if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may affect adversely the Bank's financial condition and results of operations.

               The following table sets forth an analysis of the Bank's allowance for loan losses (dollars in thousands):

                                                                       Year Ended June 30,
                                                 ----------------------------------------------------------------
                                                   1999          1998          1997          1996           1995
                                                 --------      --------      --------      --------      --------
Total loans outstanding at end of period         $473,445      $441,407      $380,830      $332,803      $281,836
                                                 ========      ========      ========      ========      ========

Average loans outstanding during period          $441,514      $395,465      $336,476      $298,865       273,778
                                                 ========      ========      ========      ========      ========

Allowance balance at beginning of period         $  2,179      $  1,796      $  1,000      $    600      $    600
 Provision for loan losses                            800           460           825           419             9
 Charge-offs:
  Mortgage loans:
   One- to four-family                                 16             1            15          --            --
  Consumer and other                                   69            79            24            23             9
                                                 --------      --------      --------      --------      --------
    Total charge-offs                                  85            80            39            23             9
                                                 --------      --------      --------      --------      --------

 Recoveries:
  Mortgage loans:
   One- to four-family                               --               2             9          --            --
  Consumer and other                                    2             1             1             4          --
                                                 --------      --------      --------      --------      --------
    Total recoveries                                    2             3            10             4          --
                                                 --------      --------      --------      --------      --------
Allowance balance at end of period               $  2,896      $  2,179      $  1,796      $  1,000      $    600
                                                 ========      ========      ========      ========      ========

Allowance for loan losses as a percentage of
 total loans receivable at end of period             0.61%         0.49%         0.47%         0.30%         0.21%
                                                 ========      ========      ========      ========      ========

Net charge-offs as a percentage of average
 loans outstanding during the period                 0.02%         0.02%         0.01%         0.01%         --
                                                 ========      ========      ========      ========      --------

Ratio of allowance for loan losses to total
 nonperforming loans at end of period                1.90          1.60          0.88          0.17          0.13
                                                 ========      ========      ========      ========      ========

               The fluctuation in the ratio of allowance for loan losses to nonperforming loans at the end of the periods set forth in the above table results primarily from the Bank giving greater weight to the level of classified assets than to the level of nonperforming assets (nonaccrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) and consideration of the growth in the loan portfolio and increases in consumer and commercial loans when determining the adequacy of the allowance for loan losses. Greater weight is given to classified assets because they include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses. See "-- Nonperforming Assets and Delinquencies" and "-- Asset Classification."

               The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category (dollars in thousands):

                                                                         At June 30,
                           ---------------------------------------------------------------------------------------------------------
                                 1999                  1998                  1997                1996                 1995
                           -------------------- ---------------------- --------------------- -------------------- ------------------
                                    Percent               Percent              Percent              Percent              Percent
                                    of Loans              of Loans             of Loans             of Loans             of Loans
                                    in Category           in Category          in Category          in Category          in Category
                                    to Total              to Total             to Total             to Total             to Total
                           Amount   Loans       Amount    Loans       Amount   Loans       Amount   Loans       Amount   Loans
                           ------   -----       ------    -----       ------   -----       ------   -----       ------   -----
Mortgage loans:
 Residential               $1,411    76.9%      $1,194     81.2%      $1,222    83.4%      $  675    86.0%      $  400    87.2%
 Nonresidential             1,112    11.3          830      6.7          423     4.0           28     3.6           17     3.5
Consumer and other loans      373    11.8          155     12.1          142    12.6          297    10.4          183     9.3
                           ------   -----       ------    -----       ------   -----       ------   -----       ------   -----
   Total allowance for
     loan losses           $2,896   100.0%      $2,179    100.0%      $1,796   100.0%      $1,000   100.0%      $  600   100.0%
                           ======   =====       ======    =====       ======   =====       ======   =====       ======   =====

Investment Activities

               The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Atlanta ("FHLB"), certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

               The Corporation is not subject to any investment restrictions.

               The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases have been limited to U.S. Government Agency securities and state and local obligations with contractual maturities of between one and 20 years and a mutual fund which invests in adjustable-rate mortgage loans. The Corporation's investment activities have been limited to overnight interest-bearing deposits and an investment in a mutual fund that invests in adjustable-rate mortgages.

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

               At June 30, 1999, the Bank's investment in the Asset Management Fund, Inc. Adjustable Rate Mortgage Portfolio (which had an aggregate fair value of $16.4 million and amortized cost of $16.5 million) exceeded 24% of the Company's stockholders' equity at that date.

               The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated (in thousands):

                                                                 At June 30,
                                  --------------------------------------------------------------------
                                            1999                    1998                    1997
                                  ----------------------    --------------------   -------------------
                                  Amortized     Fair       Amortized     Fair      Amortized      Fair
                                    Cost        Value        Cost        Value       Cost        Value
Held-to-Maturity:
 Mortgage-backed securities         $    54     $    55     $    88     $    90     $   121     $   125
                                    -------     -------     -------     -------     -------     -------
   Total held-to-maturity                54          55          88          90         121         125
                                    -------     -------     -------     -------     -------     -------

Available-for-Sale:
 Debt securities:
  U.S. Treasury obligations            --          --           497         498       1,492       1,488
  State and local
   obligations                        1,480       1,468        --          --          --          --
  U.S. Government
   Agency obligations                 5,497       5,436       6,010       6,019       6,499       6,483
                                    -------     -------     -------     -------     -------     -------
    Total                             6,977       6,904       6,507       6,517       7,991       7,971

Marketable equity securities(1)      16,511      16,440      22,225      22,192       2,181       2,230
                                    -------     -------     -------     -------     -------     -------

   Total available-for-sale          23,488      23,344      28,732      28,709      10,172      10,201
                                    -------     -------     -------     -------     -------     -------

Total                               $23,542     $23,399     $28,820     $28,799     $10,293     $10,326
                                    =======     =======     =======     =======     =======     =======

-----------------

(1) Consists principally of a mutual fund that invests in adjustable-rate mortgage-backed securities. At June 30, 1999, the mutual fund yielded 5.25%.

               The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Bank's debt securities and mortgage-backed securities at June 30, 1999. U.S. Treasury obligations and certain U.S. Government agency obligations are exempt from state taxation. Their yields, however, have not been computed on a tax equivalent basis for purposes of the table due to the immateriality of the amounts (dollars in thousands):

                                         Less Than                                One to                          After
                                         One Year                                Five Years                     Ten Years
                                  --------------------------------    ------------------------------  -----------------------------
                                  Amortized      Fair                 Amortized    Fair               Amortized    Fair
                                    Cost         Value       Yield      Cost       Value       Yield    Cost       Value     Yield
                                  --------     -----------     ---     ------     ------        ----   ------     ------     ----
  State and local obligations     $   --       $      --       --%     $  963     $  951        4.65%  $  517     $  517     4.50%
  U. S. Government Agency
       obligations                    --              --       --       5,497      5,436        5.86     --         --         --%
  Mortgage-backed securities          --              --       --          54         55        8.00     --         --         --
                                  --------     -----------     ---     ------     ------        ----   ------     ------     ----

Total                             $   --       $      --       --%     $6,514     $6,442        5.70%  $  517     $  517     4.50%
                                  ========     ===========     ===     ======     ======        ====   ======     ======     ====


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

               Deposit Accounts. The majority of the Bank's depositors reside in South Carolina. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

               The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest deposit rates but a competitive rate. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB lending programs and the deposit growth rate the Bank is seeking to achieve.

               The Bank uses a variety of promotions to attract new deposit accounts including direct mail, print and broadcast media, rate promotions and premiums. These promotions are reflected in the growth in the Bank's advertising and promotion expense in recent periods.

               The following table indicates the amount of the Bank's jumbo certificate accounts by time remaining until maturity as of June 30, 1999. Jumbo certificate accounts have principal balances of $100,000 or more (in thousands):

        Maturity Period                                          Amount
        ---------------                                          ------
Three months or less                                             $20,270
Over three through six months                                      9,865
Over six through twelve months                                    25,597
Over twelve months                                                 5,748
                                                                 -------
     Total                                                       $61,480
                                                                 =======

               Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated (dollars in thousands):

                                                                                 At June 30,
                                          ------------------------------------------------------------------------------------------
                                                 1999                                1998                               1997
                                          ------------------------------     --------------------------------   --------------------
                                                     Percent                              Percent                            Percent
                                                        of      Increase                     of     Increase                   of
                                           Amount     Total    (Decrease)      Amount      Total   (Decrease)     Amount      Total
                                          --------    -----    --------      --------     -----    --------      --------     -----
NOW accounts
  Noninterest-bearing                     $ 19,163      4.7%   $  6,406      $ 12,757       3.4%   $  6,188      $  6,569       1.8%
  Interest-bearing                          46,533     11.5       4,312        42,221      11.5       8,796        33,425       9.5
Savings accounts                            56,225     13.8        (515)       56,740      15.3      (7,612)       64,352      18.2
Money market accounts                       30,099      7.4      11,966        18,133       4.9       3,825        14,308       4.1
Fixed term certificate accounts which
 mature:
  Within 1 year                            225,328     55.5      25,305       200,023      54.1      17,730       182,293      51.6
  After 1 year, but within 2 years          17,481      4.3      (8,898)       26,379       7.1      (1,930)       28,309       8.0
  After 2 years, but within 3 years          4,852      1.2      (2,046)        6,898       1.9      (8,268)       15,166       4.3
  Thereafter                                 6,330      1.6        (331)        6,661       1.8      (2,110)        8,771       2.5
                                          --------    -----    --------      --------     -----    --------      --------     -----

     Total                                $406,011    100.0%   $ 36,199      $369,812     100.0%   $ 16,619      $353,193     100.0%
                                          ========    =====    ========      ========     =====    ========      ========     =====

               Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated (dollars in thousands):

                                                     At June 30,
                                    --------------------------------------------
                                      1999              1998              1997
                                    --------          --------          --------
3.00% or less                       $  1,008          $    412          $    325
3.01% - 5.00%                         97,638             2,623             2,613
5.01% - 7.00%                        155,261           236,792           231,333
7.01% - 9.00%                             84               134               268
                                    --------          --------          --------
Total                               $253,991          $239,961          $234,539
                                    ========          ========          ========

               Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at June 30, 1999 (dollars in thousands):

                                                 Amount Due
                  ------------------------------------------------------------------------
                  Less Than      1-2           2-3         3-4          After
                  One Year      Years         Years       Years        4 Years       Total
                  --------     --------     --------     --------     --------     --------
3.00% or less     $  1,008     $   --       $   --       $   --       $   --       $  1,008
3.01% - 5.00%       87,775        7,885          731          105        1,142       97,638
5.01% - 7.00%      136,501        9,590        4,121        3,223        1,826      155,261
7.01% - 9.00%           44            6         --             34         --             84
                  --------     --------     --------     --------     --------     --------
Total             $225,328     $ 17,481     $  4,852     $  3,362     $  2,968     $253,991
                  ========     ========     ========     ========     ========     ========

               Deposit Activity. The following table set forth the deposit activity of the Bank for the periods indicated (in thousands):

                                                   Year Ended June 30,
                                              ----------------------------------
                                                1999         1998          1997
                                              --------     --------     --------
Beginning balance                             $369,812     $353,193     $305,831
                                              --------     --------     --------

Net deposits  before interest credited          20,919        1,452       33,743
Interest credited                               15,280       15,167       13,619
                                              --------     --------     --------

Net increase in deposits                        36,199       16,619       47,362
                                              --------     --------     --------

Ending balance                                $406,011     $369,812     $353,193
                                              ========     ========     ========

               Advances from Federal Home Loan Bank of Atlanta. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

               The Company had advances from the FHLB, all of which are at a fixed rate with interest payable quarterly and principal due at maturity. Additionally, all of the advances are convertible prior to maturity (at the option of the FHLB) to a variable three-month LIBOR-based rate. These advances are either (i) convertible one-time only at a future conversion date or (ii) convertible at any quarterly payment date on or after a future conversion date. Should the FHLB exercise its conversion option on any advance, the Company has the right to prepay the advance on any quarterly payment date through maturity. Outstanding advances at June 30, 1999 and 1998 are as follows (dollars in thousands):

                                                                                                       At June 30,
                                                                                    -----------------------------------------------
                                                               Earliest                       1999                       1998
                                        Maturity             Conversion             ----------------------      -------------------
                                        Date                   Date                   Amount         Rate        Amount        Rate
One-time convertible                March 26, 2008        March 26, 2003            $ 2,000          5.44%      $ 2,000        5.44%
One-time convertible                June 23, 2008         June  23, 2003              5,000          5.51         5,000        5.51
One-time convertible                August 25, 2008       August 25, 2003            10,000          5.52           ---         ---
One-time convertible                April 22, 2004        April 22, 2001              4,000          5.01           ---         ---
One-time convertible                April 22, 2004        April 22, 2001              3,000          4.96           ---         ---

Continuously convertible
    after conversion date           April 7, 2008         April 7, 1999             10,000           4.91        10,000        4.91
                                                                                    -------                     -------

Total advances                                                                       34,000          5.23       $17,000        5.15
                                                                                    =======                     =======

              The maximum month-end balance of FHLB advances outstanding was $34.0 million and $17.0 million during the years ending June 30, 1999 and 1998, respectively. The Company had an approved credit limit of $75.0 million with the FHLB as of June 30, 1999. The advances are secured by FHLB stock and a blanket lien on all qualifying one- to four-family first mortgage loans.

               Short-term Borrowings. At June 30, 1999, the Company had outstanding a $35.0 million note payable to a commercial bank. The note, dated June 23, 1999, bearing interest at three-month LIBOR plus 1.0% was due on August 15, 1999. All of the Bank's common stock was pledged as collateral on the loan. The note was paid in full on July 22, 1999.

Subsidiary Activities

               Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that any investment in excess of 2% of assets shall be used primarily for community, inner-city and community development projects. The Bank's investment in its wholly-owned service corporation, FirstService Corporation ("FirstService"), which was approximately $632,000 at June 30, 1999, did not exceed these limits.

               FirstService sells alternative investment products such as mutual funds, deferred annuities and insurance. In addition, in August 1996 it purchased for $400,000 a one-third equity interest in First Trust Mortgage Corporation, Greenville, South Carolina ("First Trust"), a start-up mortgage banking company. The Bank has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Originations, Sales and Purchases." All loans are purchased from First Trust subject to the Bank's underwriting standards. At June 30, 1999, the Bank's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to its equity investment through FirstService. The Bank, either directly or through FirstService, may undertake additional financial commitments in the future that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans or understandings at present. The Bank recorded income of $149,000 and $181,000 for the years ended June 30, 1999 and 1998, respectively, related to First Trust's operations. Billy L. Painter, the Bank's President and Chief Executive Officer, and J. Stephen Sinclair, the Bank's Executive Vice President of Lending, are directors of First Trust.

                           REGULATION AND SUPERVISION

General

               As a savings and loan holding company, the Corporation is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Corporation, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Corporation are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this annual report does not purport to be a complete description of such statutes and regulations and their effects on the Corporation and the Bank.

Holding Company Regulation

               The Corporation is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Corporation of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and generally would be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

               A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

               The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

               Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Corporation. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

               Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association (e.g., commercial, non-residential real property loans and consumer loans) are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching are subject to the prior approval of the OTS.

               Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum core capital ratio increased to 4% for all institutions except those with the highest ratings on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

               The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

               The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk- based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, the Bank met each of its capital requirements.

               The following table presents the Bank's capital position at June 30, 1999:

                                                                        Capital
                                                         Excess    -----------------
                              Actual      Required   (Deficiency)  Actual   Required
                              Capital     Capital        Amount    Percent   Percent
                              -------     -------    -----------   -------   -------
                                            (Dollars in thousands)
Tangible                      $91,006     $ 8,131     $82,875       16.8%     1.5%
Core (Leverage)                91,006      16,264      74,742       16.8      3.0
Risk-based                     93,902      27,573      66,329       27.2      8.0


               Prompt Corrective  Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

               Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

               In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members, including the Bank, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

               Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

               Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. Currently pending legislation would place activities restrictions on unitary savings and loan holding companies, subject to a grandfather for existing unitary savings and loan holding companies such as the Corporation. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

               Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 1999, the Bank's limit on loans to one borrower was $13.6 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $6.4 million. These loans were performing according to their original terms at June 30, 1999.

               QTL Test. The Home Owners' Loan Act ("HOLA") requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

               A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

               Limitation  on  Capital  Distributions.  OTS  regulations  impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At March 31, 1999, the Bank was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could
be  restricted.   In  addition,  the  OTS  could  prohibit  a  proposed  capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

               Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's has never been subject to monetary penalties for failure to meet its liquidity requirements.

               Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report.

               Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Corporation) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

               The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Special limitations apply to loans made to executive officers of the institution.

               Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

               Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

               The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1999, of $3.6 million. FHLB advances must be secured by specified types of collateral and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

               The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to $262,000, $229,000 and $207,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely be reduced also.

Federal Reserve System

               The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise receivable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

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

               Tax Bad Debt Reserves. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

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

               Audits. The Bank's Federal income tax returns have been audited through June 30, 1998. The Consolidated Financial Statements include the effects of all adjustments related to the audit.

State Taxation

               South Carolina. The provisions of South Carolina tax law mirror the Code, with certain modifications, as it relates to savings banks. The Bank is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings banks in lieu of the general state business corporation income tax. The Bank's state income tax returns have not been audited within the last five years.

               Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

               For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

               As of June 30, 1999, the Company had 141 full-time employees and 35 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.     Properties
-------     ----------

               The following table sets forth certain information regarding the Company's offices as of June 30, 1999.

                                                                                                        Net
                                                                   Leased/        Approximate           Book
              Location                Year Opened                  Owned          Square Footage        Value
              --------                -----------                  -----          --------------        -----
Main Office:

380 E. Main Street                         1974                    Owned              32,820           $1,016
Spartanburg, South Carolina

Branch Offices:

280 N. Church Street                       1986                    Owned               1,080              187
Spartanburg, South Carolina

1488 W.O. Ezell Boulevard                  1980                    Ground              2,453              603
Spartanburg, South Carolina                                        Lease(1)

1585 E. Main Street                        1991                    Owned               2,166              390
Spartanburg, South Carolina

2701 Boiling Springs Road                  1994                    Owned               3,300              683
Boiling Springs, South Carolina

1157 Asheville Highway                     1997                    Owned               3,330              524
Inman, South Carolina

2075 E. Main Street                        1997                    Owned               3,332              714
Duncan, South Carolina

1451 Woodruff Road                         1998                    Leased(2)             540              203
Greenville, South Carolina

1319 W. Poinsett Street
Greer, South Carolina                      1998                    Owned               3,332              801

14055 E. Wade Hampton Boulevard
Greer, South Carolina                      1998                    Leased(3)             688              210

450 S. Alabama Avenue
Chesnee, South Carolina                    1999                    Owned               1,760              465

     (1) A fifteen-year ground lease expiring in 2012 with annual rent of $24,500.
     (2) A five-year lease expiring in 2003 with annual rent of $25,000.
     (3) A five-year lease expiring in 2003 with annual rent of $30,000.

              The Bank uses the services of an outside service bureau for its significant data processing applications. At June 30, 1999, the Bank had 11 proprietary automated teller machines. At June 30, 1999, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $8.1 million.

Item 3.    Legal Proceedings
-------    -----------------

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

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

              No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.



                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters
-------    -------

              The common stock of FirstSpartan is traded on the Nasdaq National Market under the symbol "FSPT." As of August 3, 1999, there were approximately 1,188 stockholders of record (excluding holders in nominee or street name).

              Declarations or payments of dividends are subject to determination by the Company's Board of Directors, which takes into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. See "REGULATION -- Federal Regulation of Savings Banks -- Limitations on Capital Distributions" and "-- Savings and Loan Holding Company Regulations -- Dividends."

              The Corporation's common stock was sold in its initial public offering at $20.00 per share and commenced trading on July 8, 1997. High and low prices and dividend information are included in the Company's Annual Report to Shareholders which is incorporated herein by reference.

Item 6.    Selected Financial Data
-------    -----------------------

              The information under Item 6 of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------    ---------------------

              The information under Item 7 of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
--------   ----------------------------------------------------------

              The information under Item 7A of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

              The information under Item 8 of this Report is included in the Company's Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------    --------------------

              Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

              The information under Item 10 of this Report is included in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

              Reference is made to the cover page of this report, as well as to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

Item 11.   Executive Compensation
--------   ----------------------

              The information under Item 11 of this Report is included in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

              The information under Items 12(a) and 12(b) of this Report is included in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

               The information under Item 13 of this Report is included in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

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

                    (10)(i) Employee Stock Ownership Plan**
                    (10)(j) Registrant's 1997 Stock Option Plan****
                    (10)(k) Registrant's Management Recognition and Development Plan****
                    (10)(l) Loan Agreement with Central Carolina Bank and Trust Company*****
                    (13) 1999 Annual Report to Stockholders
                    (21) Subsidiaries of the Registrant**
                    (23) Consent of Deloitte & Touche LLP
                    (27) Financial Data Schedule

             (b)    Reports on Form 8-K:

         On June 9, 1999, a Form 8-K was filed reporting that the Registrant had declared a special cash distribution in the amount of $12.00 per share, payable on June 25, 1999 to shareholders of record on June 14, 1999. Also, the Registrant reported in the Form 8-K that it had entered into a loan agreement with Central Carolina Bank and Trust Company in the amount of $35.0 million for the purpose of funding payment of a portion of the special cash distribution. The press release announcing the special cash distribution and the loan agreement were filed by exhibit.

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference. ** Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the  Registrant's  Annual Meeting  Definitive  Proxy
     Statement dated December 12, 1997 and incorporated herein by reference. *****Filed as an exhibit to the Registrant's Form 8-K dated June 9, 1999 and incorporated herein by reference.

                                   SIGNATURES

             Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       FIRSTSPARTAN FINANCIAL CORP.



Date: September 23, 1999               By: /s/ Billy L. Painter
                                           --------------------
                                           Billy L. Painter
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Billy L. Painter                                  September 23, 1999
   ---------------------
    Billy L. Painter
    President and Chief Executive Officer
    (Principal Executive Officer)



By: /s/ R. Lamar Simpson                                  September 23, 1999
   ---------------------
    R. Lamar Simpson
    Treasurer, Secretary and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Robert R. Odom                                    September 23, 1999
   -------------------
    Robert R. Odom
    Chairman of the Board


By: /s/ E. Lea Salter                                     September 23, 1999
   ------------------
    E. Lea Salter
    Director


By: /s/ David E. Tate                                     September 23, 1999
   ------------------
    David E. Tate
    Director


By: /s/ Robert L. Handell                                 September 23, 1999
   ----------------------
    Robert L. Handell
    Director

By: /s/ E.L. Sanders                                      September 23, 1999
   -----------------
    E.L. Sanders
    Director



By: /s/ R. Wesley Hammond                                 September 23, 1999
   ----------------------
    R. Wesley Hammond
    Director

                                   EXHIBIT 13

                       1999 ANNUAL REPORT TO STOCKHOLDERS