Form 10-Q
period 1999-09-30
FIRSTSPARTAN FINANCIAL CORP
filed 1999-11-12
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999


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

       Common Stock Outstanding: 3,787,970 shares as of November 8, 1999.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES


                                Table of Contents


Part I.  Financial Information                                             Page
-------  ---------------------                                             ----

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at September 30, 1999
         and June 30, 1999                                                     1

         Consolidated Statements of Income for the Three-Month Periods
         Ended September 30, 1999 and 1998                                     2

         Consolidated Statements of Stockholders' Equity for the Three-
         Month Periods Ended September 30, 1999 and 1998                       3

         Consolidated Statements of Cash Flows for the Three-Month
         Periods Ended September 30, 1999 and 1998                           4-5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Part II. Other Information                                                 13-14
-------- -----------------

Signatures                                                                    15

ITEM 1.  FINANCIAL STATEMENTS

                                   FirstSpartan Financial Corp. and Subsidiaries
                                            Consolidated Balance Sheets
                                              (Dollars In Thousands)
                                                    (Unaudited)
                                                                                     September 30,      June 30,
                                                                                         1999            1999
                                                                                     -----------      -----------
Assets

   Cash                                                                              $    10,763      $    14,638
   Federal funds sold and overnight interest-bearing deposits                             25,466           43,782
                                                                                     -----------      -----------
             Total cash and cash equivalents                                              36,229           58,420
   Investment securities available-for-sale - at fair value (amortized cost:
      $24,500 and $23,489 at September 30, 1999 and June 30, 1999, respectively)          24,260           23,344
   Mortgage-backed securities held-to-maturity - at amortized cost (fair value:
      $44 and $55 at September 30, 1999 and June 30, 1999, respectively)                      43               54
   Loans receivable, net                                                                 450,824          435,181
   Loans held-for-sale - at lower of cost or market (market value: $4,555
       and $9,089 at September 30, 1999 and June 30 1999, respectively)                    4,495            8,984
   Office properties and equipment, net                                                   10,481           10,370
   Federal Home Loan Bank of Atlanta stock  - at cost                                      3,612            3,612
   Accrued interest receivable                                                             3,478            3,203
   Real estate acquired in settlement of loans                                               348              348
   Other assets                                                                            7,369            2,209
                                                                                     -----------      -----------

               Total Assets                                                          $   541,139      $   545,725
                                                                                     ===========      ===========


Liabilities and Stockholders' Equity

   Liabilities:
     Deposit accounts                                                                $   408,008      $   406,011
     Advances from borrowers for taxes and insurance                                       1,457            1,004
     Advances from Federal Home Loan Bank of Atlanta                                      59,000           34,000
     Other borrowings                                                                       --             35,000
     Other liabilities                                                                     5,455            3,669
                                                                                     -----------      -----------
               Total liabilities                                                         473,920          479,684
                                                                                     -----------      -----------

   Stockholders' Equity:
     Preferred stock, $0.01 par value:
       Authorized - 250,000 shares;  none issued or outstanding
          at September 30, 1999 and June 30, 1999                                           --               --
     Common stock, $0.01 par value:
       Authorized - 12,000,000 shares;  issued: 4,430,375 at September 30,
          1999 and June 30, 1999; outstanding: 3,787,970 at September 30,
          1999 and June 30, 1999                                                              44               44
     Additional paid-in capital                                                           82,385           82,289
     Retained earnings                                                                    15,969           15,264
     Treasury stock - at cost (642,405 shares at
          September 30, 1999 and June 30, 1999)                                          (20,955)         (20,955)
     Unearned restricted stock                                                            (4,370)          (4,660)
     Unallocated ESOP stock                                                               (5,704)          (5,851)
     Accumulated other comprehensive income                                                 (150)             (90)
                                                                                     -----------      -----------
               Total stockholders' equity                                                 67,219           66,041
                                                                                     -----------      -----------

               Total Liabilities and Stockholders' Equity                            $   541,139      $   545,725
                                                                                     ===========      ===========


See accompanying notes to consolidated financial statements.


                  FirstSpartan Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                        -------------------------
                                                           1999            1998
                                                        ----------     ----------
Investment Income:
   Interest on loans                                    $    8,837     $    8,537
   Interest and dividends on investment securities,
     mortgage-backed securities and other                      950          1,091
                                                        ----------     ----------
          Total investment income                            9,787          9,628
                                                        ----------     ----------

Interest Expense:
   Deposit accounts                                          4,194          4,315
   Other borrowings                                            127             --
   Federal Home Loan Bank of Atlanta advances                  698            282
                                                        ----------     ----------
          Total interest expense                             5,019          4,597
                                                        ----------     ----------

Net Interest Income                                          4,768          5,031

Provision for Loan Losses                                      100            200
                                                        ----------     ----------

Net Interest Income After Provision for Loan Losses          4,668          4,831
                                                        ----------     ----------

Non-interest Income:
    Service charges and fees                                   724            470
    Gain on sale of mortgage loans                              99            293
    Other, net                                                 200            141
                                                        ----------     ----------
          Total non-interest income, net                     1,023            904
                                                        ----------     ----------

Non-interest Expense:
    Employee compensation and benefits                       1,909          1,776
    Federal deposit insurance premium                           84             82
    Occupancy and equipment expense                            403            330
    Computer services                                          154             63
    Advertising and promotions                                 155            170
    Office supplies, postage, printing, etc.                   178            182
    Other                                                      517            390
                                                        ----------     ----------
          Total non-interest expense                         3,400          2,993
                                                        ----------     ----------

Income Before Income Taxes                                   2,291          2,742

Provision for Income Taxes                                     921          1,056
                                                        ----------     ----------

Net Income                                              $    1,370     $    1,686
                                                        ==========     ==========

Basic Earnings Per Share                                $     0.41     $     0.42
                                                        ==========     ==========

Weighted Average Shares Outstanding                      3,351,990      4,040,738
                                                        ==========     ==========


See accompanying notes to consolidated financial statements.

FirstSpartan Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For Three Months Ended September 30, 1999 and 1998
(In Thousands Except Share Data)




                                                                       Additional
                                              Common Stock               Paid-In        Retained         Treasury
                                           Shares         Amount         Capital        Earnings          Stock
                                         ---------      ----------     ----------      ----------      ----------
Balance, June 30, 1998                   4,253,160      $       44     $   87,624      $   52,662      $   (8,113)
                                         ---------      ----------     ----------      ----------      ----------

Net income                                    --              --             --             1,686            --
Unrealized gain on securities
 available-for-sale, net of taxes             --              --             --              --              --
                                         ---------      ----------     ----------      ----------      ----------
     Total comprehensive income               --              --             --             1,686            --
                                         ---------      ----------     ----------      ----------      ----------
Issuance of treasury stock to MRDP         177,215            --             (670)           --             8,113
ESOP stock committed for release              --              --              122            --              --
Purchase of treasury stock                (221,519)           --             --              --            (7,259)
Dividends ($0.15 per share)                   --              --             --              (614)           --
Prorata vesting of restricted stock           --              --             --              --              --
                                         ---------      ----------     ----------      ----------      ----------

Balance, September 30, 1998              4,208,856      $       44     $   87,076      $   53,734      $   (7,259)
                                         =========      ==========     ==========      ==========      ==========





Balance, June 30, 1999                   3,787,970      $       44     $   82,289      $   15,264      $  (20,955)
                                         ---------      ----------     ----------      ----------      ----------

Net income                                    --              --             --             1,370            --
Unrealized loss on securities
 available-for-sale, net of taxes             --              --             --              --              --
                                         ---------      ----------     ----------      ----------      ----------
     Total comprehensive income               --              --             --             1,370            --
                                         ---------      ----------     ----------      ----------      ----------
ESOP stock committed for release              --              --               96            --              --
Dividends ($0.20 per share)                   --              --             --              (665)           --
Prorata vesting of restricted stock           --              --             --              --              --
                                         ---------      ----------     ----------      ----------      ----------

Balance, September 30, 1999              3,787,970      $       44     $   82,385      $   15,969      $  (20,955)
                                         =========      ==========     ==========      ==========      ==========

                                                                        Accumulated
                                                                           Other
                                                                        Comprehen-
                                         Unearned      Unallocated         sive           Total
                                         Restricted         ESOP          (Loss)       Stockholders'
                                           Stock           Stock          Income          Equity
                                        ----------      ----------      ----------      ----------
Balance, June 30, 1998                  $     --        $   (6,442)     $      (14)     $  125,761
                                        ----------      ----------      ----------      ----------

Net income                                    --              --              --             1,686
Unrealized gain on securities
 available-for-sale, net of taxes             --              --                34              34
                                        ----------      ----------      ----------      ----------
     Total comprehensive income               --              --                34           1,720
                                        ----------      ----------      ----------      ----------
Issuance of treasury stock to MRDP          (7,443)           --              --              --
ESOP stock committed for release              --               148            --               270
Purchase of treasury stock                    --              --              --            (7,259)
Dividends ($0.15 per share)                   --              --              --              (614)
Prorata vesting of restricted stock            372            --              --               372
                                        ----------      ----------      ----------      ----------

Balance, September 30, 1998             $   (7,071)     $   (6,294)     $       20      $  120,250
                                        ==========      ==========      ==========      ==========





Balance, June 30, 1999                  $   (4,660)     $   (5,851)     $      (90)     $   66,041
                                        ----------      ----------      ----------      ----------

Net income                                    --              --              --             1,370
Unrealized loss on securities
 available-for-sale, net of taxes             --              --               (60)            (60)
                                        ----------      ----------      ----------      ----------
     Total comprehensive income               --              --               (60)          1,310
                                        ----------      ----------      ----------      ----------
ESOP stock committed for release              --               147            --               243
Dividends ($0.20 per share)                   --              --              --              (665)
Prorata vesting of restricted stock            290            --              --               290
                                        ----------      ----------      ----------      ----------

Balance, September 30, 1999             $   (4,370)     $   (5,704)     $     (150)     $   67,219
                                        ==========      ==========      ==========      ==========



                        FirstSpartan Financial Corp. and Subsidiaries
                            Consolidated Statements of Cash Flows
                                    (Dollars In Thousands)
                                         (Unaudited)

                                                                         Three Months Ended
                                                                             September 30,
                                                                       ----------------------
                                                                          1999          1998
                                                                       --------      --------
Cash Flows from Operating Activities:
    Net income                                                         $  1,370      $  1,686
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses                                            100           200
       Amortization of deferred income                                      (54)         (113)
       Amortization of loan servicing assets                                 45            11
       (Accretion) amortization of  (discounts) premiums
          on investment and mortgage-backed securities                       (1)            2
       Depreciation                                                         207           175
       Allocation of ESOP stock at fair value                               243           270
       Prorata vesting of restricted stock                                  290           372
       Decrease (increase) in loans held-for-sale                         4,489        (4,023)
       Increase in other assets                                          (5,480)         (567)
       Increase in other liabilities                                      2,275         1,296
                                                                       --------      --------
               Net cash provided by (used in) operating activities        3,484          (691)
                                                                       --------      --------

Cash Flows from Investing Activities:
     Net loan originations and principal collections                     (2,381)          654
     Purchase of loans                                                  (13,350)       (7,032)
     Purchase of investment securities available-for-sale                (1,012)         (317)
     Principal repayments and proceeds from maturities
        of mortgage-backed securities                                        12            11
     Proceeds from sale of real estate acquired
        in settlement of loans                                               42          --
     Purchase of property and equipment                                    (318)       (1,232)
                                                                       --------      --------
               Net cash used in investing activities                    (17,007)       (7,916)
                                                                       --------      --------

Cash Flows from Financing Activities:
     Net increase in deposits                                             1,997         7,172
     Dividends paid                                                        (665)         (614)
     Advances from Federal Home Loan Bank of Atlanta                     25,000        10,000
     Principal payment on other borrowings                              (35,000)         --
     Purchase of treasury stock                                            --          (7,259)
                                                                       --------      --------
               Net cash (used in) provided by financing activities     $ (8,668)     $  9,299
                                                                       --------      --------


                       FirstSpartan Financial Corp. and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars In Thousands)
                                        (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                       1999           1998
                                                                     --------      --------


Net (Decrease) Increase in Cash and Cash Equivalents                 $(22,191)     $    692

Cash and Cash Equivalents at Beginning of Period                       58,420        48,968
                                                                     --------      --------

Cash and Cash Equivalents at End of Period                           $ 36,229      $ 49,660
                                                                     ========      ========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                   $  5,121      $  4,718
                                                                     ========      ========
          Income taxes                                               $   --        $    820
                                                                     ========      ========
     Transfers from loans to real estate acquired in
         settlement of loans                                         $     42      $   --
                                                                     ========      ========
     Change in unrealized (loss) gain on investment
         securities available-for-sale                               $    (96)     $     56
                                                                     ========      ========
     Change in deferred taxes related to unrealized
         loss (gain) on investment securities available-for-sale     $     36      $    (21)
                                                                     ========      ========
     Issuance of common stock to MRDP                                $   --        $  7,443
                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, is the holding company for First Federal Bank ("First Federal" or the "Bank") which is a federally chartered stock savings bank.

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

         The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report to Stockholders for the year ended June 30, 1999.

2.       Earnings Per Share

         Earnings per share ("EPS") has been computed based upon weighted average common shares outstanding of 3,351,990 and 4,040,738, respectively, for the three months ended September 30, 1999 and 1998. The Company had no dilutive securities outstanding during the three months ended September 30, 1999 and 1998; therefore, diluted EPS is the same as basic EPS for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

         Total  assets  were  $541.1  million at  September  30, 1999 and $545.7 million at June 30, 1999, a decrease of $4.6 million or 1%. This decrease resulted primarily from decreases of $22.2 million, or 38%, in cash and cash equivalents and $4.5 million in loans held-for-sale, offset by increases of $15.6 million, or 4%, in loans receivable, net and $5.2 million in other assets. The majority of the decrease was attributable to uses of cash in investing and financing activities of $17.0 million and $8.7 million, respectively. A more detailed reconciliation may be found in the Consolidated Statements of Cash Flows for the three months ended September 30, 1999. Loans receivable, net, increased primarily as a result of an increase of $8.9 million in mortgage loans since June 30, 1999. Included in the $8.9 million increase were increases of $4.3 million in construction loans, $4.3 million in commercial mortgage loans. Loans receivable, net, also increased due to a $2.7 million increase in non-mortgage commercial loans and a $3.4 million increase in home equity loans. The increase in loans receivable, net, was funded primarily through an increase in deposits and FHLB advances and a decrease in cash and cash equivalents.

         Deposit accounts increased $2.0 million to $408.0 million at September 30, 1999 from $406.0 million at June 30, 1999. The increase in deposits resulted primarily from newly opened branch offices and, to a lesser extent, interest credited to deposit accounts during the period. Advances from the FHLB of Atlanta increased $25.0 million to $59.0 million at September 30, 1999 from $34.0 million at June 30, 1999.

         Stockholders' equity increased by $1.2 million to $67.2 million at September 30, 1999 from $66.0 million at June 30, 1999. Items that increased stockholders' equity were the allocation of shares in the amount of $533,000 under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan and net income of $1.4 million for the three months ended September 30, 1999. Offsetting these increases to stockholders' equity was payment of dividends of $664,000.

         Nonperforming assets decreased by $800,000 to $1.1 million at September 30, 1999 from $1.9 million at June 30, 1999. The increase was due primarily to a $600,000 decrease in nonaccrual loans.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998

         Net Income. Net income decreased $400,000 to $1.4 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. The principal item reducing net income for the quarter was the expected reduction in net interest income due to payment of the special cash distribution of $12.00 per share last June and share repurchases since the prior year quarter. Other items affecting net income for the quarter were a decrease in the provision for loan losses, increased non-interest income and increased non-interest expense. Earnings per share for the current quarter did not decrease in the same proportion as net income due to a reduction in average shares outstanding. The share repurchases previously mentioned decreased average shares outstanding during the quarter by approximately 479,000 shares as compared to the prior year quarter. The remainder of the share reduction was principally due to the effect of share purchases by the Company's ESOP with $4.3 million it received from the $12.00 special cash distribution. Shares held in the ESOP but not yet awarded to participants are not considered to be outstanding shares for computation of earnings per share until such shares are awarded to participants.

         Net Interest Income. Net interest income decreased to $4.8 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998. As discussed above, net interest income was reduced due to the payment of the special cash distribution in June and the repurchase of stock during the first and second quarters of fiscal year 1999. The total cash outlay for the distribution was approximately $45.5 million and its effect is estimated to have decreased net income by approximately $390,000, or 23%, when comparing the current and prior year quarters. The impact of the stock repurchases is estimated to have decreased net income by approximately $150,000, or 9%, when comparing the current and prior year quarters. Growth in interest-earning assets was offset by an increase in interest-bearing liabilities and a decrease in net yield on interest-earning assets in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

         The average balance of interest-earning assets was $516.1 million during the quarter ended September 30, 1999 compared to $502.9 million during the quarter ended September 30, 1998. The average yield decreased to 7.59% from 7.66% for the prior year quarter due to lower market interest rates.

         The average balance of interest-bearing liabilities increased to $470.9 million during the three months ended September 30, 1999 from $393.0 million during the three months ended September 30, 1998, more than offsetting a decrease in the average cost of interest-bearing liabilities to 4.23% from 4.64%. The decrease in the average cost is attributable to the decrease in prevailing market rates since the quarter ended September 30, 1998.

         Net yield on interest-earning assets decreased to 3.70% for the quarter ended September 30, 1999 from 4.00% for the quarter ended September 30, 1998 due primarily to the above mentioned decrease in the average yield on interest-earning assets and increase in the average balance of interest-bearing liabilities.

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

         The provision for loan losses was $100,000 for the three months ended September 30, 1999 compared to $200,000 for the three months ended September 30, 1998. The provision for loan losses decreased due to the improvement in non-performing assets and loan charge-offs during the current quarter. The ratio of allowance for loan losses to non-performing loans has increased to 396.4% at September 30, 1999 from 185.7% at September 30, 1998 (and 190.4% at June 30, 1999). The
         allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in the total loan portfolio which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, loans classified under OTS regulations, and other factors. Management deemed the allowance for loan losses to be adequate at September 30, 1999. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

         Non-interest Income. Non-interest income increased by $119,000 to $1.0 million for the three months ended September 30, 1999 from $904,000 for the three months ended September 30, 1998, primarily as a result of an increase in fee income to $724,000 from $470,000 principally due to the growth in checking accounts of approximately 20%. The growth in fee income, however, was offset by a decrease in gains from the sale of mortgage loans to $99,000 in the three months ended September 30, 1999 from $293,000 in the three months ended September 30, 1998 which was due primarily to the larger number of loan refinancings occurring during the period of lower market interest rates in the prior year quarter. The Bank periodically sells fixed-rate loans in response to interest rate changes, liquidity needs and other factors. Management cannot predict whether there will be any such gains in the future.

         Non-interest Expense. Non-interest expense was $3.4 million for the three months ended September 30, 1999 compared to $3.0 million for the same period in 1998. The increase consisted principally of increased occupancy and personnel costs and various other operating expenses associated with the opening of new branch offices.

         Income Taxes. The provision for income taxes decreased $135,000 to $921,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily as a result of lower income before income taxes.

Liquidity and Capital Resources

         The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sales of loans, maturing securities, FHLB of Atlanta advances, and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition.

         Federal regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the federal regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1999, cash and cash equivalents totaled $36.2 million, or 7% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $18.5 million or 3% of total assets. At September 30, 1999, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of approximately $91.4 million of which $59.0 million had been advanced.

         FirstSpartan is not subject to any separate regulatory capital requirements. As of September 30, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1999, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 10.8%, 10.8% and 17.3%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

         At September 30, 1999, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $4.8 million ($1.6 million at fixed rates ranging from 7.25% to 8.50%). In addition, at September 30, 1999, the unused portion of lines of credit (principally variable-rate home equity lines of credit) extended by the Company was approximately $52.6 million. Furthermore, at September 30, 1999, the Company had certificates of deposit scheduled to mature in one year or less of $225.6 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

Year 2000

         The approach of the year 2000 ("Year 2000") presents significant issues for many financial, information, and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999 appropriately, because such systems allow only two digits to indicate the year in a date. The Year 2000 problem may occur in computer programs, computer hardware, or electronic devices that utilize computer chips to process any information that contains dates. Therefore, the issue is not limited to dates in computer programs but is a complex combination of problems that may exist in computer programs, data files, computer hardware, and other devices essential to the operation of the business. Further, companies must consider the potential impact that Year 2000 may have on services provided by third parties.

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

         The Bank's core processing systems are outsourced through a contract with The BISYS Group, Inc. ("BISYS"). BISYS has developed a Year 2000 plan and provides the Bank with periodic updates. BISYS has also provided Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility, whose function is to allow BISYS clients to test their systems' compatibility with the BISYS system. BISYS has completed all program maintenance associated with its Year 2000 plan and expects continued testing up to January 1, 2000. The Bank established a Year 2000 test facility and tested the processing system from November 1998 through January 1999. The test results were satisfactory. Like the Bank, BISYS Year 2000 activities are subject to OTS oversight.

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

         The Bank has recently organized a Year 2000 liquidity committee. This committee is in the process of estimating cash needs in the event there are unusually high cash withdrawals at or near December 31, 1999. In addition to planning for the availability of liquid funds, this committee will also develop plans for distribution of cash to the Bank's offices and any other related plans.

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

         The Bank's operations are highly dependent on computer systems and computer hardware, both internal and those provided through third parties. Due to such a high level of dependency on computers and computer systems, the failure of systems due to Year 2000 problems could have a material adverse financial impact on the Bank. The following risks are believed by management to present the most reasonably likely worst-case scenario:

         o BISYS could experience unforseen system(s) failure resulting in the inability to access customer accounts and process transactions;
         o        Loss of utilities  could cause major  disruptions of business.
                  Should the Bank lose power, it would lose the ability to operate electronic equipment to access customer accounts. Should telephone service be disrupted the Bank would lose the ability to communicate with BISYS, which again would prohibit access to customer accounts;
         o Failures in the payments system could cause a severe disruption to the Bank's business. These failures could occur in the Federal Reserve Banks, correspondent banks, or electronic payments clearing houses. These failures could cause processing backlogs and could affect the Bank's ability to process customer deposits and withdrawals as well as fund loans;
         o Failures of the Bank's correspondent banks such as the FHLB could impair the Bank's liquidity and the ability to process certain payments; and,
         o Loss of customer confidence that the Bank or the banking system in general will be Year 2000 compliant could cause excessive deposit withdrawals impairing the Bank's liquidity.

         Should any or a combination of any of the above scenarios actually materialize, the results could be loss of revenue, increased costs, and/or impaired liquidity. It is not possible to estimate the extent of loss that may occur nor is it possible to estimate the length of time that it would take to remedy any problems encountered.

         There can be no assurances that the Bank, BISYS, other third-party processors, government agencies, utility companies, correspondent banks, or any other vendor upon which the Bank relies will effectively address the Year 2000 problem. Year 2000 failures by any of the above mentioned parties could cause a material adverse affect on the Bank and the Company.

Pending Legislation

         Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 1999, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable

Item 5.           Other Information
                  -----------------
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                   (3) (a)   Certificate of Incorporation of the Registrant*
                   (3) (b)   Bylaws of the Registrant*
                  (10) (a)   Employment Agreement with Billy L. Painter**
                  (10) (b)   Employment Agreement with Hugh H. Brantley**
                  (10) (c)   Employment Agreement with J. Stephen Sinclair**
                  (10) (d)   Employment Agreement with R. Lamar Simpson***
                  (10) (e)   Severance Agreement with Rand Peterson**
                  (10) (f)   Severance Agreement with Thomas Bridgeman**
                  (10) (g)   Severance Agreement with Katherine A. Dunleavy***
                  (10) (h)   Employee Severance Compensation Plan**
                  (10) (i)   Employee Stock Ownership Plan**
                  (10) (j)   Registrant's 1997 Stock Option Plan****
                  (10) (k)   Registrant's Management Recognition and Development
                             Plan****
                  (10) (l)   Loan Agreement with Central Carolina Bank and Trust
                             Company*****
                  (21)       Subsidiaries of the Registrant**
                  (27)       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           None.
--------------

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.
***** Filed as an exhibit to the Registrant's Form 8-K dated June 9, 1999 and incorporated herein by reference.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FirstSpartan Financial Corp.

Date:  November 12, 1999       By:         /s/Billy L. Painter
                                           -------------------
                                           Billy L. Painter
                                           President and Chief Executive Officer


Date:  November 12, 1999       By:         /s/R. Lamar Simpson
                                           -------------------
                                           R. Lamar Simpson
                                           Treasurer, Secretary and
                                           Chief Financial Officer