Form 10-Q
period 1999-12-31
FIRSTSPARTAN FINANCIAL CORP
filed 2000-02-11
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1999


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

Common Stock Outstanding: 3,787,970 shares as of February 8, 2000.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES


                               Table of Contents


                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets at December 31, 1999 and June
             30, 1999                                                          1

             Consolidated  Statements  of Income  for the  Three-  and
             Six-Month Periods Ended December 31, 1999 and 1998                2

             Consolidated  Statements of Stockholders'  Equity for the
             Six-Month Periods Ended December 31, 1999 and 1998                3

             Consolidated  Statements  of Cash Flows for the Six-Month
             Periods Ended December 31, 1999 and 1998                        4-5

             Notes to Consolidated Financial Statements                        6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13


Part II. Other Information


Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Default Upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders               14-15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

               FirstSpartan Financial Corp. and Subsidiaries
                        Consolidated Balance Sheets
                           (Dollars In Thousands)
                                (Unaudited)

                                                                                     December 31,      June 30,
Assets                                                                                  1999              1999
                                                                                    -----------      -----------
   Cash                                                                             $    12,948      $    14,638
   Federal funds sold and overnight interest-bearing deposits                             4,802           43,782
                                                                                    -----------      -----------
             Total cash and cash equivalents                                             17,750           58,420
   Investment securities available-for-sale - at fair value (amortized cost:
      $33,725 and $23,489 at December 31, 1999 and June 30, 1999, respectively)          33,427           23,344
   Mortgage-backed securities held-to-maturity - at amortized cost (fair value:
      $40 and $55 at December 31, 1999 and June 30, 1999, respectively)                      39               54
   Loans receivable, net                                                                472,917          435,181
   Loans held-for-sale - at lower of cost or market (market value: $1,944
       and $9,089 at December 31, 1999 and June 30 1999, respectively)                    1,922            8,984
   Office properties and equipment, net                                                  10,426           10,370
   Federal Home Loan Bank of Atlanta stock  - at cost                                     3,612            3,612
   Accrued interest receivable                                                            3,847            3,203
   Real estate acquired in settlement of loans                                              183              348
   Other assets                                                                           7,258            2,209
                                                                                    -----------      -----------

               Total Assets                                                         $   551,381      $   545,725
                                                                                    ===========      ===========


Liabilities and Stockholders' Equity

   Liabilities:
     Deposit accounts                                                               $   407,531      $   406,011
     Advances from borrowers for taxes and insurance                                        411            1,004
     Advances from Federal Home Loan Bank of Atlanta                                     61,000           34,000
     Other borrowings                                                                     8,910           35,000
     Other liabilities                                                                    5,156            3,669
                                                                                    -----------      -----------
               Total liabilities                                                        483,008          479,684
                                                                                    -----------      -----------

   Stockholders' Equity:
     Preferred stock, $0.01 par value:
       Authorized - 250,000 shares;  none issued or outstanding
          at December 31, 1999 and June 30, 1999                                           --               --
     Common stock, $0.01 par value:
       Authorized - 12,000,000 shares;  issued: 4,430,375 at December 31,
          1999 and June 30, 1999; outstanding: 3,787,970
          at December 31, 1999 and June 30, 1999                                             44               44
     Additional paid-in capital                                                          42,802           42,648
     Retained earnings                                                                   56,304           54,905
     Treasury stock - at cost (642,405 shares at
          December 31, 1999 and June 30, 1999)                                          (20,955)         (20,955)
     Unearned restricted stock                                                           (4,081)          (4,660)
     Unallocated ESOP stock                                                              (5,556)          (5,851)
     Accumulated other comprehensive loss                                                  (185)             (90)
                                                                                    -----------      -----------
               Total stockholders' equity                                                68,373           66,041
                                                                                    -----------      -----------

               Total Liabilities and Stockholders' Equity                           $   551,381      $   545,725
                                                                                    ===========      ===========


See accompanying notes to consolidated financial statements.

               FirstSpartan Financial Corp. and Subsidiaries
                     Consolidated Statements of Income
               (Dollars In Thousands, Except Per Share Data)
                                (Unaudited)


                                                           Three Months Ended              Six Months Ended
                                                               December 31,                   December 31,
                                                        -------------------------     -------------------------
                                                            1999         1998           1999              1998
                                                        ----------     ----------     ----------     ----------
Investment Income:
   Interest on loans                                    $    9,166     $    8,791     $   18,003     $   17,328
   Interest and dividends on investment securities,
     mortgage-backed securities, and other                     883            893          1,833          1,984
                                                        ----------     ----------     ----------     ----------
          Total investment income                           10,049          9,684         19,836         19,312
                                                        ----------     ----------     ----------     ----------

Interest Expense:
   Deposit accounts                                          4,173          4,273          8,367          8,588
   Other borrowings                                            104           --              231           --
   Federal Home Loan Bank of Atlanta advances                  807            365          1,505            647
                                                        ----------     ----------     ----------     ----------
          Total interest expense                             5,084          4,638         10,103          9,235
                                                        ----------     ----------     ----------     ----------

Net Interest Income                                          4,965          5,046          9,733         10,077

Provision for Loan Losses                                      167            200            267            400
                                                        ----------     ----------     ----------     ----------

Net Interest Income After Provision for Loan Losses          4,798          4,846          9,466          9,677
                                                        ----------     ----------     ----------     ----------

Non-interest Income:
    Service charges and fees                                   742            496          1,466            966
    Gain on sale of mortgage loans                              79            366            178            659
    Other, net                                                 206            108            406            249
                                                        ----------     ----------     ----------     ----------
          Total non-interest income, net                     1,027            970          2,050          1,874
                                                        ----------     ----------     ----------     ----------



Non-interest Expense:
    Employee compensation and benefits                       1,858          1,718          3,767          3,494
    Federal deposit insurance premium                           86             81            170            163
    Occupancy and equipment expense                            376            397            779            727
    Computer services                                          142            132            296            195
    Advertising and promotions                                  94            116            249            286
    Office supplies, postage, printing, etc                    179            180            357            362
    Other                                                      588            466          1,105            856
                                                        ----------     ----------     ----------     ----------
          Total non-interest expense                         3,323          3,090          6,723          6,083
                                                        ----------     ----------     ----------     ----------

Income Before Income Taxes                                   2,502          2,726          4,793          5,468

Provision for Income Taxes                                     977          1,130          1,898          2,186
                                                        ----------     ----------     ----------     ----------

Net Income                                              $    1,525     $    1,596     $    2,895     $    3,282
                                                        ==========     ==========     ==========     ==========

Basic and Diluted Earnings Per Share                    $     0.45     $     0.44     $     0.86     $     0.86
                                                        ==========     ==========     ==========     ==========

Weighted Average Shares Outstanding                      3,363,135      3,622,344      3,357,562      3,831,541
                                                        ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                            FirstSpartan Financial Corp. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity
                                           For Six Months Ended December 31, 1999 and 1998
                                                  (In Thousands Except Share Data)





                                             Common Stock            Additional                                    Unearned
                                       -------------------------     Paid-In         Retained       Treasury      Restricted
                                         Shares         Amount       Capital         Earnings        Stock          Stock
                                       ----------     ----------    ----------     ----------    -----------     ----------

Balance, June 30, 1998                  4,253,160     $       44    $   87,624     $   52,662     $   (8,113)    $     --
                                       ----------     ----------    ----------     ----------     ----------     ----------

Net income                                   --             --            --            3,282           --             --
Unrealized loss on securities                   0
 available-for-sale, net of taxes            --             --            --             --             --             --
                                       ----------     ----------    ----------     ----------     ----------     ----------
     Total comprehensive income              --             --            --            3,282           --             --
                                       ----------     ----------    ----------     ----------     ----------     ----------
Issuance of treasury stock to MRDP        177,215           --            (670)          --            8,113         (7,443)
ESOP stock committed for release             --             --             205           --             --             --
Purchase of treasury stock               (642,405)          --            --             --          (20,955)          --
Dividends ($0.35 per share)                  --             --            --           (1,340)          --             --
Prorata vesting of restricted stock          --             --            --             --             --              714
                                       ----------     ----------    ----------     ----------     ----------     ----------

Balance, December 31, 1998              3,787,970     $       44    $   87,159     $   54,604     $  (20,955)    $   (6,729)
                                       ==========     ==========    ==========     ==========     ==========     ==========



Balance, June 30, 1999                  3,787,970     $       44    $   42,648     $   54,905     $  (20,955)    $   (4,660)
                                       ----------     ----------    ----------     ----------     ----------     ----------

Net income                                   --             --            --            2,895           --             --
Unrealized loss on securities
 available-for-sale, net of taxes            --             --            --             --             --             --
                                       ----------     ----------    ----------     ----------     ----------     ----------
     Total comprehensive income              --             --            --            2,895           --             --
                                       ----------     ----------    ----------     ----------     ----------     ----------
ESOP stock committed for release             --             --             154           --             --             --
Dividends ($0.45 per share)                  --             --            --           (1,496)          --             --
Prorata vesting of restricted stock          --             --            --             --             --              579
                                       ----------     ----------    ----------     ----------     ----------     ----------

Balance, December 31, 1999              3,787,970     $       44    $   42,802     $   56,304     $  (20,955)    $   (4,081)
                                       ==========     ==========    ==========     ==========     ==========     ==========

                                                       Accumulated
                                                        Other
                                                      Comprehen-
                                       Unallocated       sive           Total
                                          ESOP          (Loss)      Stockholders'
                                         Stock          Income         Equity
                                       ----------     ----------     ----------
Balance, June 30, 1998                 $   (6,442)    $      (14)    $  125,761
                                       ----------     ----------     ----------

Net income                                   --             --            3,282
Unrealized loss on securities
 available-for-sale, net of taxes            --               (5)            (5)
                                       ----------     ----------     ----------
     Total comprehensive income              --               (5)         3,277
                                       ----------     ----------     ----------
Issuance of treasury stock to MRDP           --             --             --
ESOP stock committed for release              295           --              500
Purchase of treasury stock                   --             --          (20,955)
Dividends ($0.35 per share)                  --             --           (1,340)
Prorata vesting of restricted stock          --             --              714
                                       ----------     ----------     ----------

Balance, December 31, 1998             $   (6,147)    $      (19)    $  107,957
                                       ==========     ==========     ==========



Balance, June 30, 1999                 $   (5,851)    $      (90)    $   66,041
                                       ----------     ----------     ----------

Net income                                   --             --            2,895
Unrealized loss on securities
 available-for-sale, net of taxes            --              (95)           (95)
                                       ----------     ----------     ----------
     Total comprehensive income              --              (95)         2,800
                                       ----------     ----------     ----------
ESOP stock committed for release              295           --              449
Dividends ($0.45 per share)                  --             --           (1,496)
Prorata vesting of restricted stock          --             --              579
                                       ----------     ----------     ----------

Balance, December 31, 1999             $   (5,556)    $     (185)    $   68,373
                                       ==========     ==========     ==========

                            FirstSpartan Financial Corp. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                       (Dollars In Thousands)
                                             (Unaudited)

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                              ----------------------
                                                                               1999          1998
                                                                              --------     --------
Cash Flows from Operating Activities:
    Net income                                                                $  2,895     $  3,282
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses                                                   267          400
       Deferred income tax provision (benefit)                                      60         (339)
       Amortization of deferred income                                             (85)        (237)
       Amortization of loan servicing assets                                        95           50
       (Accretion) amortization of  (discounts) premiums on
          investment and mortgage-backed securities                                (21)           4
       Depreciation                                                                415          378
       Allocation of ESOP stock at fair value                                      449          500
       Prorata vesting of restricted stock                                         579          714
       Loss on disposal of property and equipment                                 --             13
       Gain on sale of real estate acquired in settlement of loans                 (20)        --
       Decrease in loans held-for-sale                                           7,062          675
       Increase in other assets                                                 (5,788)        (781)
       Increase (decrease) in other liabilities                                    892       (1,790)
                                                                              --------     --------
               Net cash provided by operating activities                         6,800        2,869
                                                                              --------     --------

Cash Flows from Investing Activities:
     Net loan originations and principal collections                            (4,103)       2,225
     Purchases of loans                                                        (33,979)     (31,424)
     Purchases of investment securities available-for-sale                     (10,216)        (627)
     Proceeds from maturities of investment securities available-for-sale         --          2,000
     Principal repayments and proceeds from maturities of mortgage-
        backed securities                                                           16           17
     Proceeds from sale of real estate acquired in settlement of loans             349         --
     Purchases of property and equipment                                          (471)      (1,880)
     Proceeds from sale of property and equipment                                 --              3
                                                                              --------     --------
               Net cash used in investing activities                           (48,404)     (29,686)
                                                                              --------     --------

Cash Flows from Financing Activities:
     Net increase in deposits                                                    1,520       23,333
     Dividends paid                                                             (1,496)      (1,340)
     Advances from Federal Home Loan Bank of Atlanta                            37,000       10,000
     Repayment of Advances from Federal Home Loan Bank of Atlanta              (10,000)        --
     Other borrowings                                                            8,910         --
     Principal payments on other borrowings                                    (35,000)        --
     Purchases of treasury stock                                                  --        (20,955)
                                                                              --------     --------
               Net cash provided by financing activities                      $    934     $ 11,038
                                                                              --------     --------

                                FirstSpartan Financial Corp. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                           (Dollars In Thousands)
                                                 (Unaudited)

                                                                                   Six Months Ended
                                                                                      December 31,
                                                                                 1999             1998
                                                                             -------------    -------------


Net Decrease in Cash and Cash Equivalents                                  $      (40,670)  $      (15,779)

Cash and Cash Equivalents at Beginning of Period                                   58,420           48,968
                                                                             -------------    -------------

Cash and Cash Equivalents at End of Period                                 $       17,750   $       33,189
                                                                             =============    =============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                         $        9,477   $        9,102
                                                                             =============    =============
          Income taxes                                                     $          722   $        3,184
                                                                             =============    =============
     Transfers from loans to real estate acquired in settlement of loans   $          164   $            2
                                                                             =============    =============
     Change in unrealized loss on investment securities available-for-sale $         (153)  $           (8)
                                                                             =============    =============
     Change in deferred taxes related to unrealized loss on investment
         securities available-for-sale                                     $           58   $            3
                                                                             =============    =============
     Issuance of common stock to MRDP                                      $           --   $        7,443
                                                                             =============    =============

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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Also, certain June 30, 1999 balance sheet amounts have been reclassified to conform to the December 31, 1999 presentation.

         The results of operations for the three- and six-month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report to Stockholders for the year ended June 30, 1999.

2.       Earnings Per Share

         Earnings per share ("EPS") has been computed based upon weighted average common shares outstanding of 3,363,135 and 3,622,344, respectively, for the three months ended December 31, 1999 and 1998 and weighted average common shares outstanding of 3,357,562 and 3,831,541, respectively, for the six months ended December 31, 1999. The Company had no dilutive securities outstanding during the three- and six-month periods ended December 31, 1999 and 1998; therefore, diluted EPS is the same as basic EPS for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

         This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

         Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

         Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

         Total assets were $551.4 million at December 31, 1999 and $545.7 million at June 30, 1999, an increase of $5.7 million or 1%. The primary components of this increase are $37.7 million, or 9%, in loans receivable, net, $10.1 million, or 43%, in investment securities available-for-sale, and $5.1 million in other assets offset by decreases of $40.7 million, or 70%, in cash and cash equivalents and $7.1 million in loans held-for-sale. The majority of the decrease in cash and cash equivalents was attributable to uses of cash in investing activities of $48.4 million. A more detailed reconciliation may be found in the Consolidated Statements of Cash Flows for the six months ended December 31, 1999. Loans receivable, net, increased primarily as a result of an increase of $24.6 million in mortgage loans since June 30, 1999. Included in the $24.6 million increase were increases of $10.3 million in commercial mortgage loans, $8.8 million in one- to four-family mortgage loans, $3.4 million in construction loans, and $2.1 million in land development loans. Loans receivable, net, also increased due to a $7.4 million increase in non-mortgage commercial loans and a $5.6 million increase in home equity loans.

         Deposit accounts increased $1.5 million to $407.5 million at December 31, 1999 from $406.0 million at June 30, 1999. Advances from the FHLB of Atlanta increased $27.0 million to $61.0 million at December 31, 1999 from $34.0 million at June 30, 1999 and were used principally to fund repayment of other borrowings.

         Stockholders' equity increased by $2.4 million to $68.4 million at December 31, 1999 from $66.0 million at June 30, 1999. Items that increased stockholders' equity were the allocation of shares in the amount of $1.0 million under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan and net income of $2.9 million for the six months ended December 31, 1999. Offsetting these increases to stockholders' equity was the payment of dividends of $1.5 million.

         Non-performing assets increased by $1.9 million to $3.8 million, or 0.68% of total assets, at December 31, 1999 from $1.9 million, or 0.34% of total assets, at June 30, 1999. The increase was due primarily to the placement of $2.5 million in speculative construction loans outstanding to several partnerships with a common general partner/builder on non-accrual status. All of the partnerships declared chapter 11 bankruptcy in December 1999. Although the loans were less than 90 days past due on December 31, 1999, the Bank placed the loans in non-accrual status because of management's belief that the loans will reach 90 days past due before the bankruptcy is resolved. Although no assurances can be given, based on an evaluation of the collateral, management of the Bank believes that all principal amounts will be collected on the loans.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and December 31, 1998

         Net Income. Net income decreased $100,000 to $1.5 million for the three months ended December 31, 1999 from $1.6 million for the three months ended December 31, 1998. The principal item decreasing earnings for the quarter was the expected reduction in net interest income on the funds used to pay the cash distribution of $12.00 per share last June. Other items decreasing net income for the quarter were a decrease in the provision for loan losses and increased non-interest expense. Earnings per share for the current quarter did not decrease in the same proportion  as  net  income  due  to  a  reduction  in  average  shares outstanding. Share repurchases in the prior year quarter decreased average shares outstanding by approximately 275,000 shares. The remainder of the share reduction was due principally to the effect of share purchases by the Company's ESOP with $4.3 million it received from the $12.00 per share cash distribution. Shares held in the ESOP but not yet awarded to participants are not considered to be outstanding shares for computation of earnings per share until awarded to participants.

         Net Interest Income. Net interest income was flat at $5.0 million for both the three months ended December 31, 1999 and the three months ended December 31, 1998. As discussed above, net interest income was reduced due to the payment of the cash distribution in June and the repurchase of stock during the first and second quarters of fiscal year 1999. The total cash outlay for the distribution was approximately $45.5 million and its effect is estimated to have decreased net income by approximately $385,000, or 24%, when comparing the current and prior year quarters. The impact of the stock repurchases is estimated to have decreased net income by approximately $45,000, or 3%, when comparing the current and prior year quarters.

         The cash distribution and share repurchases were funded partially with cash equivalents and also through borrowings. As described below, the average balance of interest-earning assets did increase even though a large amount of interest-earning assets were used in the cash distribution and share repurchases. Also described below, interest-bearing liabilities increased in greater proportion than the increase in interest-earning assets. This was due to the funding of a portion of the cash distribution and share repurchases with borrowings. Since interest-earning assets did increase (principally an increase in loans receivable, net) the spread earned on those assets served to offset the loss of net interest income on the funds used for the cash distribution and the share repurchases.

         The average balance of interest-earning assets was $522.5 million during the quarter ended December 31, 1999 compared to $505.4 million during the quarter ended December 31, 1998. The average yield increased to 7.69% from 7.66% for the prior year quarter due to higher market interest rates in recent quarters.

         The average balance of interest-bearing liabilities increased to $480.4 million during the three months ended December 31, 1999 from $410.9 million during the three months ended December 31, 1998, more than offsetting a decrease in the average cost of interest-bearing liabilities to 4.20% from 4.48%. The decrease in the average cost is attributable to deposits that repriced during lower market rates in late 1998 and throughout much of 1999. Recent increases in market interest rates have not yet had a full impact on deposits since a large portion of deposits have not yet repriced at prevailing market interest rates as they have not yet reached their contractual maturity. The cost of interest-bearing liabilities is expected to increase if current interest rates prevail or increase. Due to the inability to predict interest rates, the amount of increase in the cost of deposits, if any, cannot be quantified.

         Net yield on interest-earning assets decreased to 3.80% for the quarter ended December 31, 1999 from 3.99% for the quarter ended December 31, 1998 due primarily to the above mentioned increase in the average balance of interest-bearing liabilities.

         Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in the total loan portfolio which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, loans classified under OTS regulations, and other factors. Management also considers the level of problem assets that the Company classifies in accordance with regulatory requirements. The Company gives greater weight to the level of classified assets than to the level of non-performing assets (non-accrual loans, accruing loans contractually past due 90 days or more, and real estate acquired in settlement of loans) because classified assets include not only non-performing assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses.

         The provision for loan losses was largely unchanged at $167,000 for the three months ended December 31, 1999 compared to $200,000 for the three months ended December 31, 1998. Non-performing assets increased primarily because of a related group of construction loans. See Comparison of Financial Condition at December 31, 1999 and June 30, 1999. Since the increase in non-performing assets is related to a group of related loans and management believes that no losses will be realized on these loans, the increase in non-performing assets had no impact on the provision for loan losses. Management deemed the allowance for loan losses to be adequate at December 31, 1999. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

         The allowance for loan losses increased to $3.1 million at December 31, 1999 from $2.9 million at June 30, 1999 and was 0.61% of gross loans receivable at December 31, 1999 and June 30, 1999. Also, the ratio of allowance for loan losses to non-performing loans decreased to 87.1% at December 31, 1999 from 190.4% at June 30, 1999 due primarily to the increase in non-performing loans described above.

         Non-interest Income. Non-interest income was $1.0 million for both the three months ended December 31, 1999 and the three months ended
         December 31, 1998. Although total non-interest income was unchanged there were changes in the components of non-interest income. Fee income increased to $742,000 from $496,000 principally due to the growth in checking accounts. Gains from the sale of mortgage loans decreased to $79,000 in the three months ended December 31, 1999 from $366,000 in the three months ended December 31, 1998, primarily due to the larger number of loan refinancings occurring during the period of lower market interest rates in the prior year quarter. The loan refinancings resulted in a large amount of fixed-rate (principally 30-year term) loans that were sold for interest rate risk management. The Bank periodically sells fixed-rate loans in response to interest rate changes, liquidity needs, and other factors. Management cannot predict whether there will be any such gains in the future.

         Non-interest Expense. Non-interest expense was $3.3 million for the three months ended December 31, 1999 compared to $3.1 million for the same period in 1998. The increase consisted principally of increased personnel costs and various other operating expenses associated with the growth of the Company.

         Income Taxes. The provision for income taxes decreased $153,000 to $977,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998, primarily as a result of lower income before income taxes.

Comparison of Operating Results for the Six Months Ended December 31, 1999 and December 31, 1998

         Net Income. Net income decreased $400,000 to $2.9 million for the six months ended December 31, 1999 from $3.3 million for the six months ended December 31, 1998. The principal item decreasing earnings for the six-month period was the expected reduction in net interest income on the funds used to pay the cash distribution of $12.00 per share last June. Other items affecting net income for the six-month period were a decrease in the provision for loan losses, increased non-interest income, and increased non-interest expense. Earnings per share for the current six-month period did not decrease in the same proportion as net income due to a reduction in average shares outstanding. Share repurchases in the prior year period decreased average shares outstanding during the current year period by approximately 277,000 shares. The remainder of the share reduction was due principally to the effect of share purchases by the Company's ESOP with $4.3 million it received from the $12.00 per share cash distribution. Shares held in the ESOP but not yet awarded to participants are not considered to be outstanding shares for computation of earnings per share until awarded to participants.

         Net Interest Income. Net interest income decreased $300,000 to $9.7 million for the six months ended December 31, 1999 from $10.0 million for the six months ended December 31, 1998. As discussed above, net interest income was reduced due to the payment of the cash distribution in June and the repurchase of stock during the first and second quarters of fiscal year 1999. The total cash outlay for the distribution was approximately $45.5 million and its effect is estimated to have decreased net income by approximately $775,000, or 24%, when comparing the current and prior year six-month periods. The impact of the stock repurchases is estimated to have decreased net income by approximately $195,000, or 6%, when comparing the current and prior year periods.

         The cash distribution and share repurchases were funded partially with cash equivalents and also through borrowings. As described below, the average balance of interest-earning assets did increase even though a large amount of interest-earning assets were used in the cash distribution and share repurchases. Also described below, interest-bearing liabilities increased in greater proportion than the increase in interest-earning assets. This was due to the funding of a portion of the cash distribution and share repurchases with borrowings. Since interest-earning assets did increase (principally an increase in loans receivable, net) the spread earned on those assets served to offset the loss of net interest income on the funds used for the cash distribution and the share repurchases.

         The average balance of interest-earning assets was $519.3 million during the six months ended December 31, 1999 compared to $504.2 million during the six months ended December 31, 1998. The average yield decreased to 7.64% from 7.66% for the prior year period due to lower market interest rates.

         The average balance of interest-bearing liabilities increased to $475.7 million during the six months ended December 31, 1999 from $402.0 million during the six months ended December 31, 1998, more than offsetting a decrease in the average cost of interest-bearing liabilities to 4.21% from 4.60%. The decrease in the average cost is attributable to deposits that repriced during lower market rates in late 1998 and throughout much of 1999. Recent increases in market interest rates have not yet had a full impact on deposits since a large portion of deposits have not yet repriced at prevailing market interest rates as they have not yet reached their contractual maturity. The cost of interest-bearing liabilities is expected to increase if current interest rates prevail or increase, however, the amount cannot be quantified.

         Net yield on interest-earning assets decreased to 3.75% for the six months ended December 31, 1999 from 4.00% for the six months ended December 31, 1998 due primarily to the above mentioned increase in the average balance of interest-bearing liabilities and decrease in the average yield on interest-earning assets.

         Provision for Loan Losses. The provision for loan losses was $267,000 for the six months ended December 31, 1999 compared to $400,000 for the six months ended December 31, 1998. See Comparison of Operating Results for the Three Months Ended December 31, 1999 and December 31, 1998 - Provision for Loan Losses for a discussion of management's process for determining the provision for loan losses.

         Non-interest Income. Non-interest income increased by $200,000 to $2.1 million for the six months ended December 31, 1999 from $1.9 million for the six months ended December 31, 1998, primarily as a result of an increase in fee income to $1.5 million from $1.0 million principally due to the growth in checking accounts. The growth in fee income, however, was offset by a decrease in gains from the sale of mortgage loans to $178,000 in the six months ended December 31, 1999 from $659,000 in the six months ended December 31, 1998 which was due primarily to the larger number of loan refinancings occurring during the period of lower market interest rates in the prior year period. The Bank periodically sells fixed-rate loans in response to interest rate changes, liquidity needs, and other factors. Management cannot predict whether there will be any such gains in the future.

         Non-interest Expense. Non-interest expense was $6.7 million for the six months ended December 31, 1999 compared to $6.1 million for the same period in 1998. The increase consisted principally of increased personnel costs and various other operating expenses associated with the growth of the Company.

         Income Taxes. The provision for income taxes decreased $288,000 to $1.9 million for the six months ended December 31, 1999 compared to the six months ended December 31, 1998, primarily as a result of lower income before income taxes.

Liquidity and Capital Resources

         The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from loans, the sale of loans, maturing securities, FHLB of Atlanta advances, and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Federal regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the federal regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, cash and cash equivalents totaled $17.8 million, or 3% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $16.8 million, or 3% of total assets. At December 31, 1999, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of approximately $93.3 million of which $61.0 million had been advanced.

         FirstSpartan  is  not  subject  to  any  separate   regulatory  capital
         requirements. As of December 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 1999, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 11.0%, 11.0% and 16.9%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

         At December  31,  1999,  the Company  had loan  commitments  (excluding undisbursed portions of interim construction loans) of approximately $5.6 million ($770,000 at fixed rates ranging from 7.625% to 9.125%). In addition, at December 31, 1999, the unused portion of lines of credit (principally variable-rate home equity lines of credit) extended by the Company was approximately $54.1 million. Furthermore, at December 31, 1999, the Company had certificates of deposit scheduled to mature in one year or less of $218.7 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

Year 2000

         Before January 1, 2000, the Company had implemented and satisfactorily tested a comprehensive plan to address the effect of the Year 2000 date change on the Company's mission critical computer systems. While there can be no assurances that the Company's Year 2000 plan has effectively addressed the Year 2000 issue, the Company has not been notified, and it is unaware of, any vendor or service provider problems related to Year 2000, and all of the Company's systems have performed properly since January 1, 2000. Likewise, the Company is unaware of any Year 2000 issues that have impaired the ability of its borrowers to repay their debts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of December 31, 1999, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

Part II.  Other Information

Item 1.           Legal Proceedings
                  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such routine legal proceedings, in the aggregate, are not material to the Company's financial condition or results of operations.

Item 2.           Changes in Securities and Use of Proceeds
                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  On October 20, 1999, the Company held an annual meeting of shareholders for the following purposes:

                  1. To elect three directors to serve for a term of three years;

                  2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 2000; and

                  3. To act upon such other matters as may properly come before the meeting or any adjournment's thereof.

                  The results of the voting are set forth below:

                  1.       Election of Directors:

                                 Name              For          Withheld
                                 ----              ---          --------
                           Billy L. Painter     3,023,974         43,008
                           Robert L. Handell    3,030,548         36,434
                           Robert R. Odom       3,028,355         38,627



                           Directors   continuing   in   office   (and  date  of
                           expiration of term) are: E. Lea Salter (2000), R. Wesley Hammond (2000), E.L. Sanders (2001), and David
                           E. Tate (2001).

                  2. Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 2000:

                                     For          Against        Abstain
                                 ---------        -------        -------
                                 3,055,517         9,122          2,343

                  3.       Other matters:

                           No other matters came before the meeting.

Item 5.           Other Information
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  (a)      Exhibits

                    (3) (a)         Certificate of Incorporation of the Registrant*
                    (3) (b)         Bylaws of the Registrant*
                   (10) (a)         Employment Agreement with Billy L. Painter**
                   (10) (b)         Employment Agreement with Hugh H. Brantley**
                   (10) (c)         Employment Agreement with J. Stephen Sinclair**
                   (10) (d)         Employment Agreement with R. Lamar Simpson***
                   (10) (e)         Severance Agreement with Rand Peterson**
                   (10) (f)         Severance Agreement with Thomas Bridgeman**
                   (10) (g)         Severance Agreement with Katherine A. Dunleavy***
                   (10) (h)         Employee Severance Compensation Plan**
                   (10) (i)         Employee Stock Ownership Plan**
                   (10) (j)         Registrant's 1997 Stock Option Plan****
                   (10) (k)         Registrant's Management Recognition and Development Plan****
                   (10) (l)         Loan Agreement with Central Carolina Bank and Trust Company*****
                   (10) (m)         Severance Agreement with J. Timothy Camp
                   (21)             Subsidiaries of the Registrant**
                   (27)             Financial Data Schedule

                 (b)Reports on Form 8-K:

                           None.

---------------------
         *Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference. **Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference.
         ***Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference. ****Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.
         *****Filed as an exhibit to the Registrant's Form 8-K dated June 9, 1999 and incorporated herein by reference.

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