Form 10-Q
period 2000-03-31
FIRSTSPARTAN FINANCIAL CORP
filed 2000-05-12
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000


[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period from           to
                                                            -------     --------

      Commission File Number:   0-22445
                                -------

                          FIRSTSPARTAN FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      56-2015272
-------------------------------             ------------------------------------
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

          Common Stock Outstanding: 3,746,270 shares as of May 5, 2000.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

                                Table of Contents

                                                                                             Page
Part I.    Financial Information
-------    ---------------------

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at March 31, 2000 and June 30, 1999                      1

           Consolidated Statements of Income for the Three- and Nine-Month Periods
           Ended March 31, 2000 and 1999                                                        2

           Consolidated Statements of Stockholders' Equity for the Nine-Month Periods
           Ended March 31, 2000 and 1999                                                        3

           Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
           March 31, 2000 and 1999                                                             4-5

           Notes to Consolidated Financial Statements                                           6

Item 2.    Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations                                                               7-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           13

Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings                                                                    14

Item 2.    Changes in Securities and Use of Proceeds                                            14

Item 3.    Default Upon Senior Securities                                                       14

Item 4.    Submission of Matters to a Vote of Security Holders                                14-15

Item 5.    Other Information                                                                    15

Item 6.    Exhibits and Reports on Form 8-K                                                     15

Signatures                                                                                      16

ITEM 1.  FINANCIAL STATEMENTS

                 FirstSpartan Financial Corp. and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars In Thousands)
                                   (Unaudited)
                                                                                     March 31,                  June 30,
Assets                                                                                 2000                       1999
                                                                                  ----------------           ----------------
   Cash                                                                          $          13,881           $         14,638
   Federal funds sold and overnight interest-bearing deposits                                6,062                     43,782
                                                                                  ----------------            ---------------
             Total cash and cash equivalents                                                19,943                     58,420
   Investment securities available-for-sale - at fair value (amortized cost:
      $33,976 and $23,489 at March 31, 2000 and June 30, 1999, respectively)                33,527                     23,344
   Mortgage-backed securities held-to-maturity - at amortized cost (fair value:
      $31 and $55 at March 31, 2000 and June 30, 1999, respectively)                            30                         54
   Loans receivable, net                                                                   491,836                    435,181
   Loans held-for-sale - at lower of cost or market (market value: $1,704
       and $9,089 at March 31, 2000 and June 30 1999, respectively)                          1,685                      8,984
   Office properties and equipment, net                                                     10,310                     10,370
   Federal Home Loan Bank of Atlanta stock  - at cost                                        3,612                      3,612
   Accrued interest receivable                                                               4,121                      3,203
   Real estate acquired in settlement of loans                                                 213                        348
   Other assets                                                                              7,310                      2,209
                                                                                  ----------------            ---------------

                Total Assets                                                     $         572,587           $        545,725
                                                                                  ================            ===============
Liabilities and Stockholders' Equity

   Liabilities:
     Deposit accounts                                                            $         417,832           $        406,011
     Advances from borrowers for taxes and insurance                                           734                      1,004
     Advances from Federal Home Loan Bank of Atlanta                                        70,000                     34,000
     Other borrowings                                                                        9,079                     35,000
     Other liabilities                                                                       5,583                      3,669
                                                                                  ----------------            ---------------
                Total liabilities                                                          503,228                    479,684
                                                                                  ----------------            ---------------
   Stockholders' Equity:
     Preferred stock, $0.01 par value:
       Authorized - 250,000 shares;  none issued or outstanding
          at March 31, 2000 and June 30, 1999                                                   --                         --
     Common stock, $0.01 par value:
       Authorized - 12,000,000 shares;  issued: 4,430,375 at March 31,
          2000 and June 30, 1999; outstanding:  3,787,970
          at March 31, 2000 and June 30, 1999                                                   44                         44
     Additional paid-in capital                                                             42,850                     42,648
     Retained earnings                                                                      56,899                     54,905

     Treasury stock - at cost (642,405 shares at
          March 31, 2000 and June 30, 1999)                                                (20,955)                   (20,955)
     Unearned restricted stock                                                              (3,792)                    (4,660)
     Unallocated ESOP stock                                                                 (5,408)                    (5,851)
     Accumulated other comprehensive loss                                                     (279)                       (90)
                                                                                  ----------------            ---------------
                Total stockholders' equity                                                  69,359                     66,041
                                                                                  ----------------            ---------------

                Total Liabilities and Stockholders' Equity                       $         572,587           $        545,725
                                                                                  ================            ===============

See accompanying notes to consolidated financial statements.

                FirstSpartan Financial Corp. and Subsidiaries
                       Consolidated Statements of Income
                 (Dollars In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                 Three Months Ended                  Nine Months Ended
                                                                       March 31,                         March 31,
                                                           -------------------------------   -------------------------------
                                                                2000            1999             2000             1999
                                                           ---------------  --------------   --------------   --------------
Investment Income:
   Interest on loans                                      $          9,520  $         8,751   $      27,523   $       26,079
   Interest and dividends on investment securities,
     mortgage-backed securities, and other                             713             796            2,546            2,780
                                                           ---------------  --------------   --------------   --------------
          Total investment income                                   10,233            9,547          30,069           28,859
                                                           ---------------  --------------   --------------   --------------


Interest Expense:
   Deposit accounts                                                  4,285           4,138           12,652           12,726
   Other borrowings                                                    137              --              368               --
   Federal Home Loan Bank of Atlanta advances                          869             357            2,374            1,004
                                                           ---------------  --------------   --------------   --------------
          Total interest expense                                     5,291           4,495           15,394           13,730
                                                           ---------------  --------------   --------------   --------------

Net Interest Income                                                  4,942           5,052           14,675           15,129

Provision for Loan Losses                                              200             200              467              600
                                                           ---------------  --------------   --------------   --------------

Net Interest Income After Provision for Loan Losses                  4,742           4,852           14,208           14,529
                                                           ---------------  --------------   --------------   --------------

Non-interest Income:
    Service charges and fees                                           761             537            2,227            1,503
    Gain on sale of mortgage loans                                      40             366              218            1,025
    Other, net                                                         162             181              568              430
                                                           ---------------  --------------   --------------   --------------
          Total non-interest income, net                               963           1,084             3,013           2,958
                                                           ---------------  --------------   --------------   --------------

Non-interest Expense:
    Employee compensation and benefits                               1,882           1,780            5,649            5,274
    Federal deposit insurance premium                                   48              82              218              245
    Occupancy and equipment expense                                    392             378            1,171            1,105
    Computer services                                                  150             126              446              321
    Advertising and promotions                                         125             143              374              429
    Office supplies, postage, printing, etc.                           217             208              574              570
    Other                                                              490             491            1,595            1,347
                                                           ---------------  --------------   --------------   --------------
          Total non-interest expense                                 3,304           3,208           10,027            9,291
                                                           ---------------  --------------   --------------   --------------

Income Before Income Taxes                                           2,401           2,728            7,194            8,196

Provision for Income Taxes                                             964           1,117            2,862            3,303
                                                           ---------------  --------------   --------------   --------------

Net Income                                                $          1,437  $        1,611   $        4,332   $        4,893
                                                           ===============  ==============   ==============   ==============

Basic and Diluted Earnings Per Share                      $           0.43  $         0.46   $         1.29   $         1.32
                                                           ===============  ==============   ==============   ==============

Weighted Average Shares Outstanding                              3,374,280       3,484,336        3,363,135        3,717,550
                                                           ===============  ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  For Nine Months Ended March 31, 2000 and 1999
                        (In Thousands Except Share Data)

                                                  Common Stock          Additional                                 Unearned
                                             ------------------------    Paid-In       Retained      Treasury     Restricted
                                                Shares       Amount      Capital       Earnings       Stock         Stock
                                             ------------  ----------  ------------  ----------   ------------   ------------

Balance, June 30, 1998                         4,253,160  $       44  $     87,624  $   52,662   $     (8,113)   $        --
                                             ------------  ----------  ------------  ----------   ------------   ------------

Net income                                            --          --            --       4,893             --             --
Unrealized loss on securities
 available-for-sale, net of taxes                     --          --            --          --             --             --
                                             ------------  ----------  ------------  ----------   ------------   ------------
     Total comprehensive income                       --          --            --       4,893             --             --
                                             ------------  ----------  ------------  ----------   ------------   ------------
Issuance of treasury stock to MRDP               177,215          --          (670)         --          8,113         (7,443)
ESOP stock committed for release                      --          --           279          --             --             --
Purchase of treasury stock                      (642,405)         --            --          --        (20,955)            --
Dividends ($0.55 per share)                           --          --            --      (2,035)            --             --
Prorata vesting of restricted stock                   --          --            --          --             --          1,081
                                             ------------  ----------  ------------  ----------   ------------   ------------

Balance, March 31, 1999                        3,787,970  $       44  $     87,233  $   55,520   $    (20,955)   $    (6,362)
                                             ============  ==========  ============  ==========   ============   ============



Balance, June 30, 1999                         3,787,970  $       44  $     42,648  $   54,905   $    (20,955)   $    (4,660)
                                             ------------  ----------  ------------  ----------   ------------   ------------

Net income                                            --          --            --       4,332             --             --
Unrealized loss on securities
 available-for-sale, net of taxes                     --          --            --          --             --             --
                                             ------------  ----------  ------------  ----------   ------------   ------------
     Total comprehensive income                       --          --            --       4,332             --             --
                                             ------------  ----------  ------------  ----------   ------------   ------------
ESOP stock committed for release                      --          --           202          --             --             --
Dividends ($0.70 per share)                           --          --            --      (2,338)            --             --
Prorata vesting of restricted stock                   --          --            --          --             --            868
                                             ------------  ----------  ------------  ----------   ------------   ------------

Balance, March 31, 2000                        3,787,970  $       44  $     42,850  $   56,899   $    (20,955)   $    (3,792)
                                             ============  ==========  ============  ==========   ============   ============


                  FirstSpartan Financial Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  For Nine Months Ended March 31, 2000 and 1999
                        (In Thousands Except Share Data)
                                                              Accumulated
                                                                 Other
                                               Unallocated    Comprehen-      Total
                                                   ESOP          sive      Stockholders'
                                                  Stock          Loss        Equity
                                              -------------  ------------  ----------

Balance, June 30, 1998                       $     (6,442)  $       (14)  $   125,761
                                              -------------  ------------  -----------

Net income                                              --            --        4,893
Unrealized loss on securities
 available-for-sale, net of taxes                       --           (22)         (22)
                                              -------------  ------------  -----------
     Total comprehensive income                         --           (22)       4,871
                                              -------------  ------------  -----------
Issuance of treasury stock to MRDP                      --            --           --
ESOP stock committed for release                       443            --          722
Purchase of treasury stock                              --            --      (20,955)
Dividends ($0.55 per share)                             --            --       (2,035)
Prorata vesting of restricted stock                     --            --        1,081
                                              -------------  ------------  -----------

Balance, March 31, 1999                       $     (5,999)  $       (36)  $  109,445
                                              =============  ============  ===========



Balance, June 30, 1999                        $     (5,851)  $       (90)  $   66,041
                                              -------------  ------------  -----------

Net income                                              --            --        4,332
Unrealized loss on securities
 available-for-sale, net of taxes                       --          (189)        (189)
                                              -------------  ------------  -----------
     Total comprehensive income                         --          (189)       4,143
                                              -------------  ------------  -----------
ESOP stock committed for release                       443            --          645
Dividends ($0.70 per share)                             --            --       (2,338)
Prorata vesting of restricted stock                     --            --          868
                                              -------------  ------------  -----------

Balance, March 31, 2000                       $     (5,408)  $      (279)  $   69,359
                                              =============  ============  ===========

                 FirstSpartan Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars In Thousands)
                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                                 ---------------------------
                                                                                     2000             1999
                                                                                 ------------    ------------
Cash Flows from Operating Activities:
    Net income                                                                 $      4,332   $       4,893
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses                                                        467             600
       Deferred income tax provision (benefit)                                           60            (443)
       Amortization of deferred income                                                  (35)           (419)
       Amortization of loan servicing assets                                            143              87
       (Accretion) amortization of  (discounts) premiums on
          investment and mortgage-backed securities                                     (25)              5
       Depreciation                                                                     619             588
       Allocation of ESOP stock at fair value                                           645             722
       Prorata vesting of restricted stock                                              868           1,081
       Loss on disposal of property and equipment                                        --              13
       Gain on sale of real estate acquired in settlement of loans                      (20)             --
       Decrease (increase) in loans held-for-sale                                     7,299          (4,054)
       Increase in other assets                                                      (6,162)         (1,292)
       Increase (decrease) in other liabilities                                       1,699            (531)
                                                                                ------------    -----------
               Net cash provided by operating activities                              9,890           1,250
                                                                                ------------    -----------

Cash Flows from Investing Activities:
     Net loan originations and principal collections                                (14,559)         31,387
     Purchases of loans                                                             (42,742)        (50,084)
     Purchases of investment securities available-for-sale                          (10,463)        (13,471)
     Proceeds from maturities of investment securities available-for-sale                --           2,500
     Principal repayments and proceeds from maturities of mortgage-
        backed securities                                                                25              28
     Purchase of Federal Home Loan Bank of Atlanta stock                                 --            (166)
     Proceeds from sale of real estate acquired in settlement of loans                  369              --
     Purchases of property and equipment                                               (562)         (2,363)
     Proceeds from sale of property and equipment                                         3               3
                                                                                ------------    -----------
               Net cash used in investing activities                                (67,929)        (32,166)
                                                                                ------------    -----------
Cash Flows from Financing Activities:
     Net increase in deposits                                                        11,821          30,860
     Dividends paid                                                                  (2,338)         (2,035)
     Advances from Federal Home Loan Bank of Atlanta                                 48,000          10,000
     Repayment of advances from Federal Home Loan Bank of Atlanta                   (12,000)             --
     Other borrowings                                                                 9,158              --
     Principal payments on other borrowings                                         (35,079)             --
     Purchases of treasury stock                                                         --         (20,955)
                                                                                ------------    -----------
               Net cash provided by financing activities                       $     19,562   $      17,870
                                                                                ------------    -----------

                 FirstSpartan Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                      2000                1999
                                                                                ----------------     --------------
Net Decrease in Cash and Cash Equivalents                                      $        (38,477)    $      (13,046)

Cash and Cash Equivalents at Beginning of Period                                         58,420             48,968
                                                                                ----------------     --------------

Cash and Cash Equivalents at End of Period                                     $         19,943     $       35,922
                                                                                ================     ==============

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:

          Interest                                                             $         15,364     $       13,449
                                                                                ================     ==============
          Income taxes                                                         $          1,872     $        4,609
                                                                                ================     ==============
     Transfers from loans to real estate acquired in settlement of loans       $            214     $            2
                                                                                ================     ==============
     Change in unrealized loss on investment securities available-for-sale     $           (304)     $         (34)
                                                                                ================     ==============
     Change in deferred taxes related to unrealized loss on investment
         securities available-for-sale                                         $            115     $           12
                                                                                ================     ==============
     Issuance of common stock to MRDP                                          $             --     $        7,443
                                                                                ================     ==============


See accompanying notes to consolidated financial statements.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.             Basis of Presentation

               FirstSpartan Financial Corp. ("FirstSpartan" or the "Company"), a Delaware corporation, is the holding company for First Federal Bank ("First Federal" or the "Bank"), a federally chartered stock savings bank.

               The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Also, certain June 30, 1999 balance sheet amounts have been reclassified to conform to the March 31, 2000 presentation.

               The results of operations for the three- and nine-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report to Stockholders for the year ended June 30, 1999.

2.             Earnings Per Share

               Earnings per share ("EPS") has been computed based upon weighted average common shares outstanding of 3,374,280 and 3,484,336, respectively, for the three months ended March 31, 2000 and 1999 and weighted average common shares outstanding of 3,363,135 and 3,717,550, respectively, for the nine months ended March 31, 2000 and 1999. The Company had no dilutive securities outstanding during the three- and nine-month periods ended March 31, 2000 and 1999; therefore, diluted EPS is the same as basic EPS for all periods presented.


3.             Share Repurchases

               On April 11, 2000, the Company announced its intention to repurchase up to 10%, or 378,797 shares, of its common stock, primarily through open market broker transactions. As of May 5, 2000, 41,700 shares had been purchased at an average price of $17.04 per share.

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

               Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward- looking statements.

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

               Total assets were $572.6 million at March 31, 2000 and $545.7 million at June 30,1999, an increase of $26.9 million or 5%. The primary components of this increase are $56.6 million, or 13%, in loans receivable, net, $10.2 million, or 44%, in investment securities available-for-sale, and $5.1 million in other assets, offset by decreases of $38.5 million, or 66%, in cash and cash equivalents and $7.3 million in loans held-for-sale. The majority of the decrease in cash and cash equivalents was attributable to uses of cash in investing activities of $67.9 million. A more detailed reconciliation may be found in the Consolidated Statements of Cash Flows for the nine months ended March 31, 2000. Loans receivable, net, increased primarily as a result of an increase of $39.5 million in mortgage loans since June 30, 1999. Included in the $39.5 million increase were increases of $13.5 million in commercial mortgage loans, $14.5 million in one- to four-family mortgage loans, $9.8 million in construction loans, and $1.6 million in land development loans. Loans receivable, net, also increased due to a $9.5 million increase in non-mortgage commercial loans and a $7.3 million increase in home equity loans.

               Deposit accounts increased $11.8 million to $417.8 million at March 31, 2000 from $406.0 million at June 30, 1999. Advances from the FHLB of Atlanta increased $36.0 million to $70.0 million at March 31, 2000 from $34.0 million at June 30, 1999 and were used principally to fund repayment of other borrowings.

               Stockholders' equity increased by $3.4 million to $69.4 million at March 31, 2000 from $66.0 million at June 30, 1999. Items that increased stockholders' equity were the allocation of shares in the amount of $1.5 million under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan and net income of $4.3 million for the nine months ended March 31, 2000. Offsetting these increases to stockholders' equity was the payment of dividends of $2.3 million.

               Non-performing assets increased by $2.4 million to $4.3 million, or 0.75% of total assets, at March 31, 2000 from $1.9 million, or 0.34% of total assets, at June 30, 1999. The increase was due primarily to the placement of $3.3 million in speculative construction loans outstanding to several partnerships with a common general partner/builder on non-accrual status in December 1999 after all of the partnerships declared chapter 11 bankruptcy. Legal proceedings are continuing (including filing of bankruptcy plans and foreclosure, as applicable) with respect to these partnerships. The principal balances ultimately collected will depend on the sales price and cost to complete each of the units in the housing developments. Due to the ongoing nature of the legal proceedings as of the date of the filing of this report, management is unable to estimate with precision the amount of principal that will ultimately be collected on these loans. However, based on information currently available, it appears that an amount less than the total principal balance will be collected. It is further believed any such loss will be absorbed by the allowance for loan losses without any additional loan loss provision.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999

               Net Income. Net income decreased $200,000 to $1.4 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The principal item decreasing earnings for the quarter was the expected reduction in net interest income on the funds used to pay the cash distribution of $12.00 per share last June. Other items decreasing net income for the quarter were a decrease in non-interest income and increased non-interest expense. Earnings per share for the current quarter did not decrease in the same proportion as net income due principally to the effect of share purchases by the Company's ESOP with $4.3 million it received from the $12.00 per share cash distribution. Shares held in the ESOP but not yet awarded to participants are not considered to be outstanding shares for computation of earnings per share until awarded to participants.

               Net  Interest  Income.  Net  interest  income  decreased  to $4.9 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999. As discussed above, net interest income was reduced due to the payment of the cash distribution in June. The total cash outlay for the distribution was approximately $45.5 million and its effect is estimated to have decreased net income by approximately $400,000, or 25%, when comparing the current and prior year quarters.

               The cash distribution was funded partially with cash equivalents and also through borrowings. As described below, the average balance of interest-earning assets increased even though a large amount of interest-earning assets were used in the cash distribution. Also described below, interest-bearing liabilities increased in greater proportion than the increase in interest-earning assets. This was due to the funding of a portion of the cash distribution with borrowings. Since interest-earning assets increased (principally an increase in loans receivable, net) the spread earned on those assets served to offset the loss of net interest income on the funds used for the cash distribution.
                                        8

               The average balance of interest-earning assets was $526.3 million during the quarter ended March 31, 2000 compared to $508.5 million during the quarter ended March 31, 1999. The average yield increased to 7.78% from 7.51% for the prior year quarter due to higher market interest rates in recent quarters.

               The average balance of interest-bearing liabilities increased to $483.2 million during the three months ended March 31, 2000 from $420.9 million during the three months ended March 31, 1999. The average cost of interest-bearing liabilities increased to 4.39% from 4.33% for the prior year quarter due to higher market interest rates in recent quarters. The cost of interest-bearing liabilities is expected to increase if current interest rates prevail or increase. Due to the inability to predict interest rates, the amount of increase in the cost of deposits and borrowings, if any, cannot be quantified.

               Net yield on interest-earning assets decreased to 3.76% for the quarter ended March 31, 2000 from 3.97% for the quarter ended March 31, 1999 due primarily to the above mentioned increase in the average balance of interest-bearing liabilities as well as the increase in the average cost.

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

               The provision for loan losses was $200,000 for both the three months ended March 31, 2000 and 1999. Non-performing assets increased primarily because of a related group of construction loans, however, management did not believe that an increase in the provision for loan losses was warranted for these loans. See "Comparison of Financial Condition at March 31, 2000 and June 30, 1999." Management deemed the allowance for loan losses to be adequate at March 31, 2000. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

               The allowance for loan losses increased to $3.3 million at March 31, 2000 from $2.9 million at June 30, 1999 and was 0.62% of gross loans receivable at March 31, 2000 compared to 0.61% at June 30, 1999. Also, the ratio of allowance for loan losses to non-performing loans decreased to 81.1% at March 31, 2000 from 190.4% at June 30, 1999 due primarily to the increase in non-performing loans described above.

               Non-interest  Income.   Non-interest  income  decreased  to  $1.0
               million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. Fee income increased to $761,000 from $537,000 principally due to the growth in checking accounts. Gains from the sale of mortgage loans decreased to $40,000 in the three months ended March 31, 2000 from $366,000 in the three months ended March 31, 1999, primarily due to the larger number of loan refinancings occurring during the period of lower market interest rates in the prior year quarter. The loan refinancings resulted in a large amount of fixed-rate (principally 30-year term) loans that were sold for interest rate risk management. The Bank periodically sells fixed-rate loans in response to interest rate changes, liquidity needs, and other factors. Management cannot predict whether there will be any such gains in the future.

               Non-interest Expense. Non-interest expense was $3.3 million for the three months ended March 31, 2000 compared to $3.2 million for the same period in 1999. The increase consisted principally of increased personnel costs and various other operating expenses associated with the growth of the Company.

               Income Taxes. The provision for income taxes decreased $153,000 to $964,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, primarily as a result of lower income before income taxes.

Comparison of Operating Results for the Nine Months Ended March 31, 2000 and March 31, 1999

               Net Income. Net income decreased $600,000 to $4.3 million for the nine months ended March 31, 2000 from $4.9 million for the nine months ended March 31, 1999. The principal item decreasing earnings for the nine-month period was the expected reduction in net interest income on the funds used to pay the cash distribution of $12.00 per share last June. Other items affecting net income for the nine-month period were a decrease in the provision for loan losses, increased non-interest expense, and a decrease in the provision for income taxes. Earnings per share for the current nine- month period did not decrease in the same proportion as net income due to a reduction in average shares outstanding. Share repurchases in the prior year period decreased average shares outstanding during the current year period by approximately 245,000 shares. The remainder of the share reduction was due principally to the effect of share purchases by the Company's ESOP with $4.3 million it received from the $12.00 per share cash distribution. Shares held in the ESOP but not yet awarded to participants are not considered to be outstanding shares for computation of earnings per share until awarded to participants.

               Net Interest Income. Net interest income decreased $400,000 to $14.7 million for the nine months ended March 31, 2000 from $15.1 million for the nine months ended March 31, 1999. As discussed above, net interest income was reduced due to the payment of the cash distribution in June and the repurchase of stock during the first and second quarters of fiscal year 1999. The total cash outlay for the distribution was approximately $45.5 million and its effect is estimated to have decreased net income by approximately $1.2 million, or 24%, when comparing the current and prior year nine- month periods. The impact of the stock repurchases is estimated to have decreased net income by approximately $195,000, or 4%, when comparing the current and prior year periods.

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

               The average balance of interest-earning assets was $521.6 million during the nine months ended March 31, 2000 compared to $505.6 million during the nine months ended March 31, 1999. The average yield increased to 7.69% from 7.61% for the prior year period due to higher market interest rates in recent quarters.

               The average balance of interest-bearing liabilities increased to $478.2 million during the nine months ended March 31, 2000 from $408.2 million during the nine months ended March 31, 1999, more than offsetting a decrease in the average cost of interest-bearing liabilities to 4.27% from 4.48%. The decrease in the average cost is attributable to deposits that repriced during lower market rates in late 1998 and throughout much of 1999. Recent increases in market interest rates have not yet had a full impact on deposits since a large portion of deposits have not yet repriced at prevailing market interest rates as they have not yet reached their contractual maturity. The cost of interest-bearing liabilities is expected to increase if current interest rates prevail or increase; however, the amount cannot be quantified.

               Net yield on interest-earning assets decreased to 3.75% for the nine months ended March 31, 2000 from 3.99% for the nine months ended March 31, 1999 due primarily to the above mentioned increase in the average balance of interest-bearing liabilities.

               Provision for Loan Losses. The provision for loan losses was $467,000 for the nine months ended March 31, 2000 compared to
               $600,000 for the nine months ended March 31, 1999. See "Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999 - Provision for Loan Losses" for a discussion of management's process for determining the provision for loan losses.

               Non-interest Income. Non-interest income was $3.0 million for both the three months ended March 31, 2000 and 1999. Although total non-interest income was unchanged there were changes in the components of non-interest income. Fee income increased to $2.2 million from $1.5 million principally due to the growth in checking accounts. The growth in fee income, however, was offset by a decrease in gains from the sale of mortgage loans to $218,000 in the nine months ended March 31, 2000 from $1.0 million in the nine months ended March 31, 1999 which was due primarily to the larger number of loan refinancings occurring during the period of lower market interest rates in the prior year period. The Bank periodically sells fixed-rate loans in response to interest rate changes, liquidity needs, and other factors. Management cannot predict whether there will be any such gains in the future.

               Non-interest Expense. Non-interest expense was $10.0 million for the nine months ended March 31, 2000 compared to $9.3 million for the same period in 1999. The increase consisted principally of increased personnel costs and various other operating expenses associated with the growth of the Company.

               Income Taxes. The provision for income taxes decreased $441,000 to $2.9 million for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999, primarily as a result of lower income before income taxes.

Liquidity and Capital Resources

               The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from loans, the sale of loans, maturing securities, FHLB of Atlanta advances, and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Federal regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the federal regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, cash and cash equivalents totaled $19.9 million, or 3% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $18.1 million, or 3% of total assets. At March 31, 2000, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of approximately $97.1 million of which $70.0 million had been advanced.

               FirstSpartan is not subject to any separate regulatory capital requirements. As of March 31, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2000, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 10.9%, 10.9% and 16.7%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

               At March 31, 2000, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $7.1 million ($1.2 million at fixed rates ranging from 8.25% to 9.25%). In addition, at March 31, 2000, the unused portion of lines of credit (principally variable-rate home equity lines of credit) extended by the Company was approximately $54.6 million. Furthermore, at March 31, 2000, the Company had certificates of deposit scheduled to mature in one year or less of $157.3 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

               As of March 31, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

Part II.  Other Information

Item 1.           Legal Proceedings
                  -----------------
                  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such routine legal proceedings, in the aggregate, are not material to the Company's financial condition or results of operations.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable

Item 5.           Other Information
                  -----------------
                  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         (a)    Exhibits
                 (3) (a)        Certificate of Incorporation of the Registrant*
                 (3) (b)        Bylaws of the Registrant*
                (10) (a)        Employment Agreement with Billy L. Painter
                (10) (b)        Employment Agreement with Hugh H. Brantley
                (10) (c)        Employment Agreement with J. Stephen Sinclair
                (10) (d)        Employment Agreement with R. Lamar Simpson
                (10) (e)        Severance Agreement with Rand Peterson**
                (10) (f)        Severance Agreement with Thomas Bridgeman**
                (10) (g)        Severance Agreement with Katherine A. Dunleavy***
                (10) (h)        Employee Severance Compensation Plan**
                (10) (i)        Employee Stock Ownership Plan**
                (10) (j)        Registrant's 1997 Stock Option Plan****
                (10) (k)        Registrant's Management Recognition and Development Plan****
                (10) (l)        Severance Agreement with J. Timothy Camp*****
                (21)            Subsidiaries of the Registrant**
                (27)            Financial Data Schedule

         (b)    Reports on Form 8-K:

                None.

-------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.
***** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 `
                                   FirstSpartan Financial Corp.

Date: May 12, 2000                 By: /S/ Billy L. Painter
     ---------------------             ----------------------------
                                      Billy L. Painter
                                      President and Chief Executive Officer


Date: May 12, 2000                 By:/S/ R. Lamar Simpson
     ---------------------            -----------------------------
                                      R. Lamar Simpson
                                      Treasurer, Secretary and Chief Financial
                                      Officer