Form 10-K
period 2000-06-30
FIRSTSPARTAN FINANCIAL CORP
filed 2000-09-26
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22445

                          FIRSTSPARTAN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      56-2015272
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


             380 E. Main Street, Spartanburg, South Carolina 29302
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [_]

            Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

            As of September 19, 2000, there were issued and outstanding 3,720,270 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "FSPT." Based on the average of the bid and asked prices for the Common Stock on September 19, 2000, the aggregate value of the Common Stock outstanding held by non-affiliates of the registrant was $82,767,648 (2,913,328 shares at $28.41 per share). For purposes of this calculation, officers and directors of the registrant and the First Federal Bank Employee Stock Ownership Plan are excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

              This report contains certain "forward-looking statements" concerning the future operations of FirstSpartan Financial Corp. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which FirstSpartan Financial Corp. operates, as well as nationwide, FirstSpartan Financial Corp.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

Item 1.              Description of Business

General

               FirstSpartan Financial Corp. (the "Corporation") is a unitary thrift holding company incorporated in the state of Delaware. The Corporation's principal business activities are conducted through its wholly-owned subsidiary, First Federal Bank (the "Bank"), which is a federally chartered savings bank engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans to the general public through its retail banking offices. The Bank's business activities are primarily limited to within the Spartanburg and adjacent county areas of South Carolina. The Bank was originally founded in 1935 as a federal mutual savings and loan association. In 1997, the Bank converted to a federal stock savings bank (the "Conversion") and as part of the Conversion, the Corporation was formed as the holding company for the Bank. At June 30, 2000, the Company had total assets of $585.7 million, total deposits of $419.6 million, and total stockholders' equity of $69.4 million.

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

               Spartanburg County and the City of Spartanburg had a 2000 population of approximately 248,000 and 46,000, respectively, according to the Spartanburg Area Chamber of Commerce. The Spartanburg County economy is diverse and generally stable. According to the Spartanburg Area Chamber of Commerce, the Spartanburg County unemployment rate was 3.3% for May 2000. According to the Spartanburg Area Chamber of Commerce, major employers include Milliken & Company, Michelin Tire Corp., Spartan Mills, Hoechst Celanese Corp., Spartanburg Regional Medical Center, and BMW Manufacturing Co.

Competition

            The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits historically has come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. There are numerous large regional, state- wide, and community banks as well as other thrifts operating in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions, and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future. Additionally, the Bank expects competition to increase as a result of recent regulatory actions and legislative changes, most notably the recent enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and entry into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms, and specialty financial services companies such as internet-based providers.

Lending Activities

               General. At June 30, 2000, the Bank's total loans receivable portfolio amounted to $540.5 million, or 92% of total assets at that date. The Bank traditionally has concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $309.1 million, or 57% of the total loans receivable portfolio at June 30, 2000. In addition, the Bank originates construction loans, commercial real estate loans, land development loans, consumer loans, and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

               Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio (excluding loans held-for-sale) at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below (dollars in thousands):


                                                                              June 30,
                                           ----------------------------------------------------------------------------------------
                                                         2000                          1999                           1998
                                           -------------------------------  ------------------------------ ------------------------
                                              Amount           Percent        Amount           Percent        Amount       Percent
                                           --------------  ---------------  -------------   -------------- -------------  ---------
Mortgage loans:
   One- to four-family                       $309,096           57.2%       $290,219           61.3%       $312,981          70.9%
   Construction                                75,963           14.0          72,373           15.3          41,089           9.3
   Land development                            24,150            4.5          18,864            4.0          16,729           3.8
   Commercial and other                        40,979            7.6          23,587            5.0          13,817           3.1
                                           ----------      ---------      ----------      ---------       ---------      --------
      Total mortgage loans                    450,188           83.3         405,043           85.6         384,616          87.1
                                           ----------      ---------      ----------      ---------       ---------      --------

Consumer and other loans:
   Home equity                                 52,928            9.8          43,623            9.2          40,746           9.2
   Commercial                                  25,259            4.7          13,885            2.9           6,987           1.6
   Other                                       12,115            2.2          10,894            2.3           9,058           2.1
                                           ----------      ---------      ----------      ---------       ---------      --------
      Total consumer and other loans           90,302           16.7          68,402           14.4          56,791          12.9
                                           ----------      ---------      ----------      ---------       ---------      --------
Total loans receivable                        540,490          100.0%        473,445          100.0%        441,407         100.0%
                                                           =========                      =========                      ========
Less:
   Undisbursed portion of loans in process     33,367                         34,807                         21,923
   Net deferred loan fees                         554                            561                            843
   Allowance for loan losses                    3,474                          2,896                          2,179
                                           ----------                     ----------                      ---------
      Loans receivable, net                  $503,095                       $435,181                       $416,462
                                           ==========                     ==========                      =========



                                           -----------------------------------------------------------------------
                                                            1997                                1996
                                            ---------------------------------    ---------------------------------
                                                 Amount           Percent              Amount             Percent
                                            --------------    --------------     -----------------   -------------
Mortgage loans:
   One- to four-family                          $285,969            75.1%              $257,398            77.3%
   Construction                                   35,061             9.2                 32,393             9.8
   Land development                               12,376             3.2                  5,683             1.8
   Commercial and other                            3,773             1.0                  3,262             1.0
                                           -------------       ---------         --------------       ---------
      Total mortgage loans                       337,179            88.5                299,276            89.9
                                           -------------       ---------         --------------       ---------

Consumer and other loans:
   Home equity                                    35,366             9.3                 26,584             8.0
   Commercial                                      1,984             0.5                    433             0.1
   Other                                           6,301             2.0                  6,510             2.0
                                           -------------       ---------         --------------       ---------
      Total consumer and other loans              43,651            11.5                 33,527            10.1
                                           -------------       ---------         --------------       ---------
Total loans receivable                           380,830           100.0%               332,803          100.0%
                                                               =========                              =========
Less:
   Undisbursed portion of loans in process        15,311                                 15,839
   Net deferred loan fees                            995                                  1,028
   Allowance for loan losses                       1,796                                  1,000
                                           -------------                         --------------
      Loans receivable, net                     $362,728                               $314,936
                                           =============                         ==============

               One- to Four-Family Real Estate Lending. At June 30, 2000, $309.1 million, or 57% of the Bank's total loan portfolio, consisted of one- to four-family mortgage loans. The Bank originated $38.4 million, $88.5 million, and $95.8 million of one- to four-family mortgage loans during the years ended June 30, 2000, 1999, and 1998, respectively.

               The Bank participates in the Federal Housing Administration ("FHA") Direct Endorsement Program, which allows the Bank's in-house, FHA-approved, direct endorsement underwriters to approve or reject FHA- insured one- to four-family mortgage loans up to maximum amounts established by the FHA. The Bank is also a Veterans' Administration ("VA") "automatic approved lender," which enables designated Bank personnel to approve or reject VA-insured, one- to four-family mortgage loans on behalf of the Bank. The Bank generally sells all FHA and VA loan originations, servicing released.

               Generally, the Bank's fixed-rate one- to four-family mortgage loans have maturities ranging from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government sponsored agencies such as Fannie Mae. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

               The Bank offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At June 30, 2000, $139.1 million, or 45% of total one- to four-family mortgage loans, were subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loan originations meet the underwriting standards of Fannie Mae even though the Bank originates ARM loans primarily for its own portfolio. The Bank originates for its portfolio ARM loans which provide for an interest rate that adjusts every year or that is fixed for five or ten years and then adjusts every year after the initial period. Most of the Bank's one-year and ten-year ARMs adjust every year after the initial period based on the one-year Treasury constant maturity index while the interest rate adjustment for its five-year ARMs after the initial fixed period is based on the ten-year U.S. Treasury securities rate. The Bank's ARMs typically are based on a 30-year amortization schedule. The Bank qualifies the borrowers on its ARM loans based on the initial rate. The one-year ARM loan generally may be converted to a fixed-rate loan within five years of origination. The ten-year ARM provides a conversion option after seven years have elapsed. The Bank's current ARM loans do not provide for negative amortization. At June 30, 2000, however, 14 loans aggregating $502,000 provide for negative amortization at the borrowers' option. These loans were originated more than ten years ago. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively.

               Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

               The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. During periods of rising interest rates the risk of default on ARM loans generally increases as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

               The Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

               The Bank's one- to four-family mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to four-family mortgage loan provided that the borrower purchases private mortgage insurance for the benefit of the Bank. The private mortgage insurance purchased generally provides coverage of the principal amount that exceeds 65% to 70% of the appraised value of the security property. At June 30, 2000, the Bank had 11 one- to four-family first mortgage loans totaling $496,000 with principal balances in excess of 80% of the appraised value of the real estate collateral and with no private mortgage insurance. The majority of these loans are part of the Spartanburg Residential Development Program, an affordable housing program.

               Construction Lending. The Bank originates residential construction loans to local home builders, generally with whom it has established lending relationships. The Bank also originates such loans to individuals who have a contract with a builder for the construction of their residence. In addition, the Bank purchases construction loans from the mortgage banking company in which the Bank's service corporation owns a one-third equity interest, and from unaffiliated correspondent mortgage banking relationships. Construction loans purchased from third parties are underwritten by Bank personnel in accordance with lending policies and are approved by Bank personnel prior to purchase. At June 30, 2000, total approved construction loans amounted to $76.0 million ($47.3 million not directly originated by the Bank), or 14% of the Bank's total loan portfolio. Outstanding balances under such approved construction loans were $51.6 million ($31.5 million not directly originated by the Bank) at June 30, 2000.

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

               The Bank's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property, and prior sales of homes in the development. At June 30, 2000, approved speculative construction loans amounted to $52.1 million (outstanding balances were $40.9 million). At June 30, 2000, the largest amount of construction loans outstanding to one builder was $2.1 million, all of which was for speculative construction.

               Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Bank's staff also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. With respect to construction loans originated since September 1996, the Bank has enforced the contractual requirement that monthly interest payments be made during the construction term. With respect to loans originated prior to that time, monthly payment of accrued interest was not required and all accrued interest was collected at maturity. In periods prior to discontinuance of this practice, this contributed, in part, to the high level of accruing construction loans contractually past due 90 days or more. See "-- Non-performing Assets and Delinquencies."

               Construction loans purchased from mortgage bankers are subject to approval by the Bank. Appraisal policies of the mortgage bankers are similar to the Bank's policies. The mortgage bankers generally use outside appraisers to conduct inspections prior to disbursement of funds.

                Construction lending affords the Bank the opportunity to charge higher interest rates with shorter terms to maturity relative to single-family mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they generally are more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project the value of which is insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. Construction loans purchased from mortgage bankers involve additional risks due to third parties' involvement in inspection and monitoring the loans and due to some of the loans being outside the Bank's primary market area.

               The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. It is also the Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers. In the case of speculative construction loans, the Bank has begun limiting the number of unsold homes to larger borrowers and, on loans originated since September 1996, enforcing contractual clauses requiring the payment of interest monthly (rather than at the earlier of loan maturity or sale of home) and assessing monetary penalties on delinquent balances. The monthly interest payment requirement provides an earlier indication of potential delinquency. The Bank also attempts to minimize the risk of construction loans purchased from mortgage bankers by approving all loans and selectively inspecting properties. The Bank directly originated $23.5 million and purchased $40.0 million of speculative construction loans from mortgage bankers during the year ended June 30, 2000, compared to $21.0 million and $43.1 million, respectively, during the year ended June 30, 1999.

               Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At June 30, 2000, $41.0 million, or 8% of the Bank's total loan portfolio, consisted of loans secured by commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by office buildings, retail shops, and manufacturing facilities located in the Bank's primary market area.

               The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. In underwriting commercial real estate loans, the Bank categorizes loans as either real estate dependent or owner- occupied properties. Real estate dependent loans are dependent on cash flow generated from the operation of the security property for loan repayment. Therefore, a property's cash flow is given the highest weight in underwriting. Also considered are the property's appraised value and the financial strength of the borrower. On owner-occupied properties, the underwriter considers the business as a going concern and places the most emphasis on the cash flows of the business as a whole. As with real estate dependent loans, the value of the collateral and the overall credit-worthiness of the borrower are also considered.

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

               Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family mortgage lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan to value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

               Land Development Lending. The Bank originates loans to local developers for the purpose of developing land (i.e., installing roads, sewers, water, and other utilities) for sale. At June 30, 2000, land development loans amounted to $24.2 million, or 5% of the Bank's total loan portfolio. Land development loans are secured by a lien on the property, generally are limited to 75% of the developed value of the secured property, and are made for a period of three years with an interest rate that adjusts with the prime lending rate as published in The Wall Street Journal. The Bank requires monthly interest payments during the term of the loan. The Bank's land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 75% of the available lots. All of the Bank's land development loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers.

               Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan to value ratio on land development loans to 75%.

               Consumer and Commercial Loans. The Bank originates a variety of consumer loans, the majority of which are on a secured basis. Consumer loans include second mortgage loans, home equity lines of credit, savings account loans, automobile loans, boat loans, loans secured by marketable equity securities, VISA credit card loans, and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At June 30, 2000, consumer loans amounted to $90.3 million, or 17% of the total loan portfolio.

               At June 30, 2000, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $52.9 million, or 10% of the total loan portfolio. At June 30, 2000, unused commitments to extend credit under home equity lines of credit totaled $40.2 million. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation, and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The loan to value ratio is typically 90% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit generally are for 15-year terms and the interest rate is tied to the prime lending rate as published in The Wall Street Journal.

               At June 30, 2000, automobile loans amounted to $5.6 million. The Bank originates automobile loans for both new and used automobiles for terms generally not exceeding 60 months. The Bank does not engage in indirect automobile lending.

               The Bank issues VISA credit cards to customers within its primary market area. At June 30, 2000, there were 1,812 credit card accounts with aggregate outstanding balances of $1.7 million. At June 30, 2000, total approved lines of credit were $6.6 million. The Bank does not engage in direct mailings of pre-approved credit cards.

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

               Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be affected adversely by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is similar to residential first mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than residential first mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

               The Bank also engages in commercial business lending. At June 30, 2000, the Bank had $25.3 million of commercial business loans which represented 5% of the total loan portfolio. Commercial business loans generally are secured by business equipment. Of the total commercial business loans at June 30, 2000, loans amounting to $3.6 million were unsecured. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals.

               Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

               Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses (in thousands):

                                                  After           After          After
                                                One Year         3 Years        5 Years
                                 Within          Through         Through        Through         Beyond
                                One Year         3 Years         5 Years        10 Years       10 Years          Total
                                --------         -------         -------        --------       --------          -----
Mortgage loans:
   One- to four-family          $  1,407        $  3,523        $  6,244        $ 87,475        $210,447        $309,096
   Construction                   52,101           3,169             287              80          20,326          75,963
   Land development                6,519          13,201           2,354           1,213             863          24,150
   Commercial and other            9,795           3,861          18,141           6,600           2,582          40,979
Consumer and other loans          19,174          12,382          13,598          11,901          33,247          90,302
                                --------        --------        --------        --------        --------        --------
      Total                     $ 88,996        $ 36,136        $ 40,624        $107,269        $267,465        $540,490
                                ========        ========        ========        ========        ========        ========

               The following table sets forth the dollar amount of all loans due after June 30, 2001, which have fixed interest rates and have floating or adjustable interest rates (in thousands):



                                  Fixed-        Floating- or
                                  Rates       Adjustable-Rates    Total
                                 -------     ----------------    -------
Mortgage loans:
   One- to four-family          $180,598        $127,091        $307,689
   Construction                   14,374           9,488          23,862
   Land development                2,770          14,861          17,631
   Commercial and other           28,318           2,866          31,184
Consumer and other loans          38,920          32,208          71,128
                                --------        --------        --------
       Total                    $264,980        $186,514        $451,494
                                ========        ========        ========

              Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on- sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

              Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non- discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals, and existing customers. A business development program has been implemented where loan officers and sales personnel make sales calls on businesses, building contractors, realtors, and other prospects. The Bank also advertises its loan products by television, radio, and newspaper.

              The Bank uses professional fee appraisers for most residential real estate loans and construction loans and on all commercial real estate and land development loans. The Bank requires hazard, title, and, to the extent applicable, flood insurance on all security property.

              Residential mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee consisting of the Bank's President, Executive Vice President, two Senior Vice Presidents, and two Vice Presidents. All residential loans in excess of $300,000 but below $400,000 must be approved by the Executive Board Loan Committee consisting of the President and two other directors rotating among all directors. Additionally, residential loans in excess of $400,000 must be approved by the Bank's Board of Directors.

              All commercial real estate loans less than $1.0 million must be approved by the Bank's President, Executive Vice President of Lending, and Senior Vice President of Commercial Lending. Commercial loans in excess of $1.0 million must be approved by the Bank's Commercial Loan Committee consisting of the Bank's President, Executive Vice President of Lending, Vice President of
Commercial Lending, Chief Financial Officer, the Senior Vice President of Lending, and one director rotating among all directors. Commercial loans in excess of $1.5 million must be approved by the Bank's Board of Directors.

              Loan Originations, Sales and Purchases. While the Bank originates both adjustable- and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area and the rates and terms offered by the Bank relative to those offered by competitors.

              The Bank periodically sells conventional one- to four-family mortgage loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. However, several pools of loans were sold with recourse in 1983 and had an aggregate outstanding balance of $1.3 million at June 30, 2000. The Bank does not expect any material losses on these loans due to their seasoned nature. Recent loan sales have been predominantly to Fannie Mae and primarily consisted of 30-year, fixed-rate residential real estate loans. These sales reduce the Bank's interest rate risk and the proceeds of sale are used to fund continuing operations. The Bank sold $25.3 million of conventional loans during fiscal 2000. Management intends to sell loans in the future as necessary to manage interest rate risk and fund continuing operations.

              When conventional loans are sold, the Bank retains the responsibility for servicing the loans, including collecting and remitting of mortgage loans payments, accounting for principal and interest, and holding and disbursing escrow or impounded funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $119.4 million at June 30, 2000. The Bank generally is paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $308,000, $227,000, and $178,000 for the years ended June 30, 2000, 1999, and
1998, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank.

              The Bank invests escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At June 30, 2000, borrowers' escrow funds amounted to $1.1 million.

              The Bank sells all loans originated under FHA and VA programs, servicing released, to private investors and the South Carolina State Housing Authority.

              Historically, the Bank has not been an active purchaser of loans or participation interests in loans. However, in September 1996 the Bank began purchasing one- to four-family mortgage loans from a start-up mortgage banking company located in Greenville, South Carolina, in which the Bank made an equity investment through its service corporation subsidiary. During the fiscal year ended June 30, 2000, the Bank purchased $20.6 million of one- to four-family mortgage loans. Currently, the majority of the loans purchased through this mortgage banking company are secured by properties located in the Bank's primary market area and all are located within South Carolina or North Carolina. The Bank also purchased construction loans from the affiliated mortgage banking company. See "-- Subsidiary Activities" and "-Construction Lending."

              The Bank has established relationships with other unaffiliated mortgage banking companies. In the year ended June 30, 2000, the Bank purchased one- to four-family mortgage loans from these unaffiliated entities in the amount of $927,000. The one- to four-family mortgage loans purchased are located in South Carolina and generally are non-conforming to secondary marketing standards. However, in the Bank's opinion, the higher yields justify the slightly increased risk in these loans.

              The following table sets forth total loans originated, purchased, sold, and repaid during the periods indicated (in thousands):



                                                                  Year Ended June 30,
                                                --------------------------------------------------------
                                                    2000                   1999                1998
                                                --------------------------------------------------------
Loans originated:
   Mortgage loans:
      One- to four-family                       $   38,358             $   88,500           $   95,754
      Construction                                  43,228                 41,696               38,860
      Land development                              11,173                  8,238               12,676
      Commercial and other                          25,682                 11,929                9,133
   Consumer and other                               58,117                 49,950               56,888
                                                ----------             ----------            ---------
         Total loans originated                    176,558                200,313              213,311

Loans purchased:
   Mortgage loans:
      One- to four-family                           21,486                 16,365               14,309
      Construction                                  48,043                 49,447                9,537
                                                ----------             ----------            ---------
         Total loans purchased                      69,529                 65,812               23,846

Whole loans sold:
   Mortgage loans:
      One- to four-family                         (30,352)               (64,225)             (19,540)

Loan principal repayments                        (152,849)              (173,781)            (148,697)

Net  increase (decrease) in other items              5,028                (9,400)             (15,186)
                                                ----------             ----------            ---------
Net increase in loans receivable, net           $   67,914             $   18,719            $  53,734
                                                ==========             ==========            =========


               Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 20 days from approval, depending on the type of transaction. At June 30, 2000, the Bank had loan commitments (excluding undisbursed portions of interim construction and land development loans of $33.4 million) of $6.5 million and unused lines of credit of $55.6 million. See Note 11 of Notes to Consolidated Financial Statements.

               Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

               The Bank charges loan origination fees some of which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $98,000, $632,000, and $219,000 of deferred loan fees during the years ended June 30, 2000, 1999, and 1998, respectively, in connection with loan refinancings, payoffs, sales, and ongoing amortization of outstanding loans.

               Non-performing Assets and Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts generally are made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Bank will attempt to work out a payment schedule. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

               Loans are placed on non-accrual status generally if, in the opinion of management, principal or interest payments are not likely to continue in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more (except in the case of construction loans originated before September 1996 as discussed under "-- Construction Lending"). Interest accrued but not collected at the date the loan is placed on non-accrual status is charged against income at the time the loan is placed on non-accrual status. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances reasonably can be expected.

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

               The Bank's Board of Directors is informed monthly of the status of all loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property owned by the Bank.

               The following table sets forth information with respect to the Bank's non-performing assets and restructured loans (dollars in thousands):

                                                                                         At June 30,
                                                              -----------------------------------------------------------------
                                                               2000           1999           1998           1997          1996
                                                               ----           ----           ----           ----          ----
Loans accounted for on a non-accrual basis:
 Mortgage loans:
    One- to four-family                                       $  524         $  533         $  266         $  271         $  719
    Construction                                               2,580            310            787            273          1,130
    Commercial and other                                          --             --              4             --             --
 Consumer and other loans                                        316            378            153             74             60
                                                              ------         ------         ------         ------         ------
       Total non-accrual loans                                 3,420          1,221          1,210            618          1,909
                                                              ------         ------         ------         ------         ------
Accruing loans contractually past due 90 days or more:
 Mortgage loans:
    Construction                                                  --            298            145          1,401          3,965
 Consumer and other loans                                         23              2              8             12             --
                                                              ------         ------         ------         ------         ------
       Total accruing loans 90 days or more
          past due                                                23            300            153          1,413          3,965
                                                              ------         ------         ------         ------         ------
       Total of non-accrual loans and accruing
          loans 90 days or more past due                       3,443          1,521          1,363          2,031          5,874

Real estate acquired in settlement of loans                      478            348             36             36             58
                                                              ------         ------         ------         ------         ------

       Total non-performing assets                            $3,921         $1,869         $1,399         $2,067         $5,932
                                                              ======         ======         ======         ======         ======

Restructured loans                                            $1,419         $  672         $  594         $  863         $1,247
                                                              ======         ======         ======         ======         ======

Non-accrual loans and accruing loans 90
   days or more past due as a percentage
   of loans receivable, net                                     0.68%          0.35%          0.33%          0.56%          1.87%
                                                                ====           ====           ====           ====           ====
Non-accrual loans and accruing and loans
   90 days or more past due as a percentage
   of total assets                                              0.59%          0.28%          0.26%          0.31%          1.65%
                                                                ====           ====           ====           ====           ====

Non-performing assets as a percentage of
   total assets                                                 0.67%          0.34%          0.27%          0.31%          1.66%
                                                                ====           ====           ====           ====           ====

               Interest income that would have been recorded for the year ended June 30, 2000 had non-accruing loans been current in accordance with their original terms amounted to $196,000. The amount of interest included in interest income on such loans for such periods amounted to $75,000. Interest income that would have been recorded for the year ended June 30, 2000 if restructured loans had been current in accordance with their original terms, and the amount of interest included in interest income on such loans for such periods, were, in both cases, immaterial.

               Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Pursuant to Statement of Position ("SOP") 92-3, issued by the American Institute of Certified Public Accountants, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ended on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held-for- sale and such assets are recommended to be carried at fair value minus estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate acquired in settlement of loans complies with SOP 92-3. At June 30, 2000, the Bank had $478,000 of real estate acquired in settlement of loans, which consisted of eight one- to four-family properties, six of which are under construction in a condominium development.

               Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $1.4 million of restructured loans as of June 30, 2000, which consisted of 18 one- to four- family mortgage loans.

               Asset  Classification.  The Office of Thrift Supervision  ("OTS")
has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories currently but possess weaknesses are designated "special mention" and monitored by the Bank.

               The aggregate amounts of the Bank's classified and special mention assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows (in thousands):

                                                         At June 30,
                                                  ------------------------
                                                   2000              1999
                                                  ------            ------
                       Classified assets:
                          Loss                  $      --        $      --
                          Doubtful                    132               32
                          Substandard               5,866            3,144
                          Special mention           1,046            1,119

                       Loan loss allowances         3,474            2,896


               At June 30, 2000, substandard assets consisted of 23 one- to four-family mortgage loans totaling approximately $2.3 million, 25 construction loans totaling $2.6 million, 46 other loans totaling $480,000, and real estate acquired through foreclosure totaling $478,000.

               At June 30, 2000, special mention assets consisted of eight one- to four-family mortgage loans totaling $309,000 and six construction loans totaling $737,000.

               See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition - Asset Quality and Allowance for Loan Losses and -- Results of Operations - Provision for Loan Losses" for further discussion.

               Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

               In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

               See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition - Asset Quality and Allowance for Loan Losses and -- Results of Operations - Provision for Loan Losses" for further discussion.

               The following table sets forth an analysis of the Bank's allowance for loan losses (dollars in thousands):


                                                                           Year Ended June 30,
                                                  --------------------------------------------------------------------
                                                    2000           1999           1998           1997           1996
                                                   ------         ------         ------         ------         ------
Total loans outstanding at end of period          $540,491       $473,445       $441,407       $380,830       $332,803
                                                  ========       ========       ========       ========       ========
Average loans outstanding during period           $474,156       $441,514       $395,465       $336,476       $298,865
                                                  ========       ========       ========       ========       ========
Allowance balance at beginning of period          $  2,896       $  2,179       $  1,796       $  1,000       $    600
Provision for loan losses                              683            800            460            825            419
Charge-offs:
   Mortgage loans:
   One- to four-family                                  64             16              1             15             --
   Consumer and other                                   46             69             79             24             23
                                                  --------       --------       --------       --------       --------
      Total charge-offs                                110             85             80             39             23
                                                  --------       --------       --------       --------       --------

Recoveries:
   Mortgage loans:
   One- to four-family                                  --             --              2              9             --
   Consumer and other                                    5              2              1              1              4
                                                  --------       --------       --------       --------       --------
      Total recoveries                                   5              2              3             10              4
                                                  --------       --------       --------       --------       --------
Allowance balance at end of period                $  3,474       $  2,896       $  2,179       $  1,796       $  1,000
                                                  ========       ========       ========       ========       ========

Allowance for loan losses as a percentage of
  total loans receivable at end of period             0.64%          0.61%          0.49%          0.47%          0.30%
                                                  ========       ========       ========       ========       ========
Net charge-offs as a percentage of average
  loans outstanding during the period                 0.02%          0.02%          0.02%          0.01%          0.01%
                                                  ========       ========       ========       ========       ========
Ratio of allowance for loan losses to total
  non-performing loans at end of period               1.01           1.90           1.60           0.88           0.17
                                                  ========       ========       ========       ========       ========


               The ratio of allowance for loan losses to non-performing loans may fluctuate at the end of the periods because of changes in the composition in non-performing loans from period to period. The level of non-performing loans is but one factor of many considered in establishing the allowance for loan losses. See "-- Non-performing Assets and Delinquencies" and "-- Asset Classification" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition - Asset Quality and Allowance for Loan Losses and -- Results of Operations - Provision for Loan Losses" for further discussion.
                                       17

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

                                                   2000                     1999                    1998
                                          -----------------------   ---------------------   -----------------------
                                                       Percent                 Percent                   Percent
                                                      of Loans                of Loans                   of Loans
                                                         in                      in                         in
                                                      Category                Category                   Category
                                                      to Total                to Total                   to Total
                                            Amount     Loans        Amount     Loans          Amount      Loans
                                            ------     -----        ------     -----          ------      -----
Mortgage loans:
   Residential                             $2,050      71.5%        $1,411      76.9%         $1,194       81.2%
   Non-residential                            920      16.1          1,112      11.3             830        6.7
Consumer and other loans                      504      12.4            373      11.8             155       12.1
                                           ------     -----         ------     -----          ------      -----
      Total allowance for loan losses      $3,474     100.0%        $2,896     100.0%         $2,179      100.0%
                                           ======     =====         ======     =====          ======      =====



                                                   1997                     1996
                                           -------------------     ---------------------
                                                    Percent                     Percent
                                                    of Loans                   of Loans
                                                       in                          in
                                                    Category                    Category
                                                    to Total                    to Total
                                           Amount    Loans         Amount        Loans
                                           ------    -----         ------        -----
Mortgage loans:
   Residential                             $1,222      83.4%        $  675        86.0%
   Non-residential                            423       4.0             28         3.6
Consumer and other loans                      142      12.6            297        10.4
                                           ------     -----         ------       -----
      Total allowance for loan losses      $1,796     100.0%        $1,000       100.0%
                                           ======     =====         ======       =====


Investment Activities

               The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Atlanta ("FHLB"), certificates of deposit of federally insured institutions, certain bankers' acceptances, and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION AND SUPERVISION."

               The Corporation is not subject to any investment restrictions.

               The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases have been limited to U.S. Government Agency securities and state and local obligations with contractual maturities of between one and 20 years and a mutual fund which invests in adjustable-rate mortgage-backed securities. The Corporation's investment activities have been limited to overnight interest-bearing deposits and an investment in a mutual fund that invests in adjustable-rate mortgage- backed securities.

               The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities, and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds; however, mutual funds held by the Bank periodically may engage in hedging activities and invest in derivative securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits, and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital also is considered.

               At June 30, 2000, the Bank's investment in the Asset Management Fund, Inc. Adjustable-Rate Mortgage Portfolio (which had an aggregate fair value of $17.2 million and amortized cost of $17.5 million) exceeded 24% of the Company's stockholders' equity at that date.

               The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated (in thousands):

                                                                            At June 30,
                                           ---------------------------------------------------------------------------
                                                    2000                       1999                      1998
                                           -----------------------     ---------------------      --------------------
                                             Amortized      Fair       Amortized       Fair       Amortized     Fair
                                               Cost         Value         Cost        Value         Cost        Value
                                              -------      -------      -------      -------      -------      -------
Held-to-Maturity:
   Mortgage-backed securities                 $    25      $    26      $    54      $    55      $    88      $    90
                                              -------      -------      -------      -------      -------      -------
         Total held-to-maturity                    25           26           54           55           88           90
                                              -------      -------      -------      -------      -------      -------
Available-for-Sale:
   Debt securities:
      U.S. Treasury obligations                    --           --           --           --          497          498
      State and local obligations               2,241        2,172        1,480        1,468           --           --
      U.S. Government Agency obligations       14,500       14,236        5,497        5,436        6,010        6,019
                                              -------      -------      -------      -------      -------      -------
         Total                                 16,741       16,408        6,977        6,904        6,507        6,517
Marketable equity securities(1)                17,498       17,285       16,511       16,440       22,225       22,192
                                              -------      -------      -------      -------      -------      -------
         Total available-for-sale              34,239       33,693       23,488       23,344       28,732       28,709
                                              -------      -------      -------      -------      -------      -------
Total                                         $34,264      $33,719      $23,542      $23,399      $28,820      $28,799
                                              =======      =======      =======      =======      =======      =======

--------------------
(1) Consists principally of a mutual fund that invests in adjustable-rate mortgage-backed securities. At June 30, 2000, the mutual fund yielded 6.39%.

               The following table sets forth certain information regarding the carrying value, weighted average yields, and maturities or periods to repricing of the Bank's debt securities and mortgage-backed securities at June 30, 2000. U.S. Treasury obligations and certain U.S. Government agency obligations are exempt from state taxation. Their weighted average yields, however, have not been computed on a tax equivalent basis for purposes of the table due to the immateriality of the amounts (dollars in thousands):

                                       Less Than                             One to
                                       One Year                            Five Years
                            ------------------------------      ---------------------------------
                            Amortized       Fair                Amortized        Fair
                              Cost         Value     Yield         Cost          Value      Yield
                             ------        -----     -----        ------        -------     -----
State and local
   obligations              $   --       $   --         --%       $  958       $  933       4.65%
U. S. Government
   Agency obligations        1,000          990       5.14         4,500        4,412       5.97
Mortgage-backed
   securities                   --           --         --            25           26       8.00
                            ------       ------       ----        ------       ------       ----

Total                       $1,000       $  990       5.14%       $5,483       $5,371       5.75%
                            ======       ======       ====        ======       ======       ====

                                          Five to                               After
                                         Ten Years                            Ten Years
                            --------------------------------      -------------------------------
                            Amortized       Fair                  Amortized       Fair
                               Cost         Value      Yield        Cost          Value     Yield
                              ------       -------     -----       ------        ------     -----
State and local
   obligations              $  294       $  289       4.80%       $  989       $  950       4.80%
U. S. Government
   Agency obligations        9,000        8,834       7.88            --           --         --
Mortgage-backed
   securities                   --           --         --            --           --         --
                            ------       ------       ----        ------       ------       ----

Total                       $9,294       $9,123       7.78%       $  989       $  950       4.80%
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

               Deposit Accounts. The majority of the Bank's depositors reside in South Carolina. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, statement savings accounts, and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties, and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

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

               The Bank uses a variety of promotions to attract new deposit accounts including direct mail, print and broadcast media, rate promotions, and premiums.

               The following table indicates the amount of the Bank's jumbo certificate accounts by time remaining until maturity as of June 30, 2000. Jumbo certificate accounts have principal balances of $100,000 or more (in thousands):


                     Maturity Period                       Amount
              -----------------------------               --------
              Three months or less                         $13,244
              Over three through six months                 16,551
              Over six through twelve months                33,327
              Over twelve months                            11,623
                                                          --------
                   Total                                   $74,745
                                                          ========

              Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated (dollars in thousands):

                                                                                     At June 30,
                                         -----------------------------------------------------------------------------------------
                                                       2000                             1999                           1998
                                         -------------------------------   --------------------------------     ------------------
                                                     Percent                           Percent                             Percent
                                                       of      Increase                  of       Increase                   of
                                          Amount      Total   (Decrease)    Amount      Total    (Decrease)     Amount      Total
                                         --------    -------  ----------   --------    -------   ----------    --------    -------
NOW accounts:
   Non-interest-bearing                 $ 27,896        6.6%  $  8,733     $ 19,163        4.7%  $  6,406     $ 12,757        3.4%
   Interest-bearing                       48,551       11.6      2,018       46,533       11.5      4,312       42,221       11.5
Savings accounts                          50,488       12.0     (5,737)      56,225       13.8       (515)      56,740       15.3
Money market accounts                     27,711        6.6     (2,388)      30,099        7.4     11,966       18,133        4.9
Fixed-term certificate accounts
  which mature:
   Within 1 year                         223,035       53.2     (2,293)     225,328       55.5     25,305      200,023       54.1
   After 1 year, but within 2 years       28,872        6.9     11,391       17,481        4.3     (8,898)      26,379        7.1
   After 2 years, but within 3 years       5,946        1.4      1,094        4,852        1.2     (2,046)       6,898        1.9
   Thereafter                              7,120        1.7        790        6,330        1.6       (331)       6,661        1.8
                                        --------      -----   --------     --------      -----   --------     --------      -----

      Total                             $419,619      100.0%  $ 13,608     $406,011      100.0%  $ 36,199     $369,812      100.0%
                                        ========      =====   ========     ========      =====   ========     ========      =====

               Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated (dollars in thousands):

                                          At June 30,
                              -----------------------------------
                                2000         1999         1998
                              --------     --------     ---------
            3.00% or less     $    951     $  1,008     $    412
            3.01% - 5.00%       72,349       97,638        2,623
            5.01% - 7.00%      183,778      155,261      236,792
            7.01% - 9.00%        7,895           84          134
                              --------     --------     --------
            Total             $264,973     $253,991     $239,961
                              ========     ========     ========

               Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at June 30, 2000 (dollars in thousands):



                                                               Amount Due
                         -------------------------------------------------------------------------------------
                          Less Than         1-2             2-3            3-4          After
                           One Year        Years           Years          Years        4 Years          Total
                           --------       -------         -------        -------      ---------        -------
3.00% or less             $    951      $     --         $     --       $     --       $     --       $    951
3.01% - 5.00%               59,517         9,143              722            802          2,165         72,349
5.01% - 7.00%              157,574        16,893            5,158          1,716          2,437        183,778
7.01% - 9.00%                4,993         2,836               66             --             --          7,895
                          --------      --------         --------       --------       --------       --------
Total                     $223,035      $ 28,872         $  5,946       $  2,518       $  4,602       $264,973
                          ========      ========         ========       ========       ========       ========

Deposit Activity. The following table set forth the deposit activity of the Bank for the periods indicated (in thousands):

                                                                    Year Ended June 30,
                                                          ------------------------------------------
                                                            2000             1999           1998
                                                           ------           ------          ------
Beginning balance                                         $ 406,011        $ 369,812       $ 353,193
                                                          ---------        ---------       ---------
Net (withdrawals) deposits before interest credited          (1,655)          22,126           1,452
Interest credited                                            15,263           14,073          15,167
                                                          ---------        ---------       ---------
Net increase in deposits                                     13,608           36,199          16,619
                                                          ---------        ---------       ---------
Ending balance                                            $ 419,619        $ 406,011       $ 369,812
                                                          =========        =========       =========

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

               FHLB advances are summarized as follows (dollars in thousands):



                                             June 30,
                      ------------------------------------------------------
                                2000                          1999
                      ------------------------      ------------------------
                                      Weighted                      Weighted
                                      Average                        Average
  Type of Advance      Amount           Rate        Amount            Rate
  ---------------     --------         ------       ------           ------
  Fixed-rate          $45,000           6.38%       $34,000            5.23%
  Adjustable-rate      10,000           6.58             --              --
  Variable-rate        27,000           7.40             --              --
                      -------           ----        -------            ----
  Total advances      $82,000           6.32%       $34,000            5.23%
                      =======           ====        =======            ====


               The fixed-rate advances are convertible whereby the FHLB has the option at a predetermined date to convert the fixed interest rate to an adjustable rate tied to LIBOR. The Company has the option to prepay any advance on the conversion date or any subsequent quarterly interest payment date should the FHLB exercise its conversion option. The adjustable-rate advances adjust quarterly based upon 3-month LIBOR and the variable-rate advances adjust daily based on the overnight funds market.

               Scheduled maturities and repricing or conversion dates of FHLB advances as of June 30, 2000 are as follows (in thousands):


                                 Amounts          Amounts at
                                    at          Next Repricing
                Year Ending       Stated        or Conversion
                 June 30,        Maturity            Date
                 --------        --------         ----------
                   2001           $27,000          $65,000
                   2002                --               --
                   2003            16,000            7,000
                   2004             7,000           10,000
                 2005-2007             --               --
                   2008             7,000               --
                   2009            10,000               --
                   2010            15,000               --
                                  -------          -------
            Total advances        $82,000          $82,000
                                  =======          =======


               The maximum month-end balance of FHLB advances outstanding was $82.0 million and $34.0 million during the years ending June 30, 2000 and 1999, respectively. Average balances of FHLB advances outstanding during the years ended June 30, 2000 and 1999 were $64.1 million and $26.8 million, respectively. The Company had an approved credit limit of $146.2 million with the FHLB as of June 30, 2000. The advances are secured by FHLB stock and a blanket lien on all qualifying one- to four-family residential first mortgage loans.

               Short-term Borrowings. At June 30, 2000, the Company had sold, under agreements to repurchase, U.S. Government agency securities. The securities underlying the agreements were delivered to the broker-dealer who arranged the transaction.

               Information   concerning  securities  sold  under  agreements  to
repurchase is summarized as follows:


                                                            2000       1999
                                                           ------     -----

         Balance outstanding at end of year                $8,763        --
                                                           ======    ======
         Average balance for months outstanding            $8,908        --
                                                           ======    ======
         Average interest rate for months outstanding        6.01%       --
                                                           ======    ======
         Maximum month-end balance during year             $9,079        --
                                                           ======    ======
         Mortgage-related securities underlying the
           agreements at year end:
                Carrying value                             $9,000        --
                                                           ======    ======
                Estimated fair value                       $8,834        --
                                                           ======    ======


               At June 30, 1999, the Company had outstanding a $35.0 million note payable to a commercial bank. The note, dated June 23, 1999, bore interest at the three-month LIBOR plus 1.0%, was due on August 15, 1999. All of the outstanding stock of the Bank was pledged as collateral on the loan. The note was paid in full on July 22, 1999.

Subsidiary Activities

               Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that any investment in excess of 2% of assets shall be used primarily for community, inner-city and community development projects. The Bank's investment in its wholly-owned service corporation, FirstService Corporation ("FirstService"), which was approximately $628,000 at June 30, 2000, did not exceed these limits.

               FirstService sells alternative investment products such as mutual funds, deferred annuities and insurance. In addition, in August 1996 it purchased for $400,000 a one-third equity interest in First Trust Mortgage Corporation, Greenville, South Carolina ("First Trust"), a start-up mortgage banking company. The Bank has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Originations, Sales and Purchases." All loans are purchased from First Trust subject to the Bank's underwriting standards. At June 30, 2000, the Bank's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to its equity investment through FirstService. The Bank, either directly or through FirstService, may undertake additional financial commitments in the future that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans, or understandings at present. The Bank recorded income of $63,000 and $149,000 for the years ended June 30, 2000 and 1999, respectively, related to First Trust's operations. Billy L. Painter, the Bank's President and Chief Executive Officer, and J. Stephen Sinclair, the Bank's Executive Vice President of Lending, are directors of First Trust.

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

Holding Company Regulation

               The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, generally was not restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

Federal Savings Institution Regulation

               Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations (e.g., commercial, non-residential real property loans and consumer loans) are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching are subject to the prior approval of the OTS.

               Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

               The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

               The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk- based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 2000, the Bank met each of its capital requirements.

               The following table presents the Bank's capital position at June 30, 2000 (dollars in thousands):



                                                                 Capital
                                                          ----------------------
                    Actual      Required      Excess        Actual      Required
                    Capital     Capital       Amount       Percent      Percent
                   --------    ---------     --------      -------     ---------
Tangible            $57,310    $ 8,770       $48,540         9.8%         1.5%
Core (Leverage)      57,310     23,400        33,910         9.8          4.0
Risk-based           60,684     32,069        28,615        15.1          8.0


               Prompt Corrective  Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

               Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

               In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Beginning in 2000, there is equal sharing of FICO assessments by all SAIF and Bank Insurance Fund institutions. FICO payments for the third and fourth quarters of 1999 approximated 5.9 basis points and 2.06 basis points for the first two quarters of 2000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

               Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2000, the Bank's limit on loans to one borrower was $8.6 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $4.9 million. These loans were performing according to their original terms at June 30, 2000.

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

               A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2000, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

               Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to shareholders of another institution in a cash-out merger. An application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.


               Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

               Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report.

               Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Corporation) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non- affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

               The Bank's authority to extend credit to executive officers, directors, and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Special limitations apply to loans made to executive officers of the institution.

               Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

               The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2000, of $4.1 million. FHLB advances must be secured by specified types of collateral and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

               The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 2000, 1999, and 1998, dividends from the FHLB to the Bank amounted to $284,000, $262,000 and $229,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely be reduced also.

Federal Reserve System

               The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise receivable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


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


               Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since
December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "non-dividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION AND SUPERVISION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

               Audits. The Bank's Federal income tax returns have been audited through June 30, 1997. The Consolidated Financial Statements include the effects of all adjustments related to the audit.

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

               For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."



Personnel

               As of June 30, 2000, the Company had 137 full-time employees and 20 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.            Properties

               The following table sets forth certain information regarding the Company's offices as of June 30, 2000.


                                                                                    Net
                                    Year         Leased/          Approximate       Book
    Location                       Opened         Owned         Square Footage      Value
------------------------           -------       -------        --------------     --------
Main Office:

380 E. Main Street                   1974         Owned             38,909         $1,278
Spartanburg, South Carolina

Branch Offices:

280 N. Church Street                 1986         Owned              1,080            176
Spartanburg, South Carolina

1488 W.O. Ezell Boulevard            1980         Ground             2,453            571
Spartanburg, South Carolina                       Lease(1)

1585 E. Main Street                  1991         Owned              2,166            372
Spartanburg, South Carolina

2701 Boiling Springs Road            1994         Owned              3,300            644
Boiling Springs, South Carolina

1157 Asheville Highway               1997         Owned              3,330            509
Inman, South Carolina

2075 E. Main Street                  1997         Owned              3,332            687
Duncan, South Carolina

1451 Woodruff Road                   1998         Leased(2)            540            188
Greenville, South Carolina

1319 W. Poinsett Street              1998         Owned              3,332            773
Greer, South Carolina

14055 E. Wade Hampton Boulevard      1998         Leased(3)            688            196
Greer, South Carolina

450 S. Alabama Avenue                1999         Owned              1,760            461
Chesnee, South Carolina


(1) An owned building on a fifteen-year ground lease expiring in 2012 with annual rent of $24,500.
(2)   A five-year lease expiring in 2003 with annual rent of $25,000.
(3)   A five-year lease expiring in 2003 with annual rent of $30,000.


              The Bank uses the services of an outside service bureau for its significant data processing applications. At June 30, 2000, the Bank had 11 proprietary automated teller machines. At June 30, 2000, the net book value of the Bank's office properties and the Bank's fixtures, furniture, and equipment was $7.9 million.

Item 3.            Legal Proceedings

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


Item 4.            Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.


                                     PART II

Item 5.            Market for the Registrant's Common Equity and Related
                   Stockholder Matters

               The common stock of FirstSpartan is traded on the Nasdaq National Market under the symbol "FSPT." As of August 3, 2000, there were approximately 1,188 stockholders of record (excluding holders in nominee or street name).

               Declarations or payments of dividends are subject to determination by the Company's Board of Directors, which takes into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. See "REGULATION AND SUPERVISION -- Federal Regulation of Savings Banks -- Limitations on Capital Distributions" and "-- Savings and Loan Holding Company Regulations -- Dividends."

               The Corporation's common stock was sold in its initial public offering at $20.00 per share and commenced trading on July 8, 1997. The table below contains the range of high and low per share bid prices of the Company's common stock as reported by the Nasdaq Stock Market, and per share dividends declared during each quarter (as restated to give retroactive recognition to the $12.00 per share capital distribution paid on June 25, 1999).


                          2000              High        Low      Dividend
                   -------------------     ------      -----     --------
                    September 30, 1999     $23.625     $19.375     $0.20
                    December 31, 1999       19.500      17.250      0.25
                    March 31, 2000          18.500      14.500      0.25
                    June 30, 2000           18.125      15.063      0.25

                          1999
                   ------------------
                    September 30, 1998     $30.125     $16.125     $0.15
                    December 31, 1998       24.000      10.375      0.20
                    March 31, 1999          18.750      17.000      0.20
                    June 30, 1999           23.563      16.000      0.20

Item 6.            Selected Financial Data

               The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated. This information is qualified in its entirety by reference to the detailed information contained in the Consolidated Financial Statements and Notes thereto presented elsewhere in this Report.


                                                                  At or For the Year Ended June 30,
                                                  ----------------------------------------------------------------
                                                   2000           1999          1998           1997          1996
                                                  ------         ------        ------         ------        ------
                                                           (Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Investment income                                $ 40,906       $ 38,625       $ 37,414       $ 29,462       $ 26,445
Interest expense                                   21,223         18,366         17,153         15,811         14,669
                                                 --------       --------       --------       --------       --------
Net interest income                                19,683         20,259         20,261         13,651         11,776
Provision for loan losses                             683            800            460            825            419
                                                 --------       --------       --------       --------       --------
Net interest income after provision for
    loan losses                                    19,000         19,459         19,801         12,826         11,357
                                                 --------       --------       --------       --------       --------
Non-interest income                                 4,256          4,098          2,366          1,386          1,238
Non-interest expense(1)                            13,448         14,980          9,820          9,903          6,947
                                                 --------       --------       --------       --------       --------
Income before income taxes                          9,808          8,577         12,347          4,309          5,648
Provision for income taxes                          3,866          3,602          4,807          1,587          2,111
                                                 --------       --------       --------       --------       --------
Net income                                       $  5,942       $  4,975       $  7,540       $  2,722       $  3,537
                                                 ========       ========       ========       ========       ========

PER SHARE DATA:
Basic and diluted earnings                       $   1.77       $   1.36       $   1.85             --             --
Cash dividends declared                              0.95           0.75           0.45             --             --
Cash distribution                                      --          12.00             --             --             --
Book value                                       $  18.65       $  17.43       $  29.57             --             --

BALANCE SHEET SUMMARY:
Total assets                                     $585,657       $545,725       $517,433       $665,446       $356,966
Average assets                                    559,080        535,283        499,035        385,347        344,390
Loans receivable, net                             503,095        435,181        416,462        362,728        314,936
Investment securities                              33,718         23,398         28,797         10,322         18,350
Cash and cash equivalents                          20,606         58,420         48,968        227,072         10,784
Deposits                                          419,619        406,011        369,812        353,193        305,831
Other borrowings                                    8,763         35,000             --             --             --
Federal Home Loan Bank of Atlanta advances         82,000         34,000         17,000             --             --
Stock subscription escrow accounts(2)                  --             --             --        259,329             --
Total equity                                       69,384         66,041        125,761         46,978         44,154
Average equity                                     68,198        113,528        127,266         45,795         42,953


                          (footnotes on following page)

                                                                At or For the Year Ended June 30,
                                                       -----------------------------------------------------
                                                        2000         1999        1998       1997       1996
                                                       ------       ------      ------     ------     ------
SELECTED FINANCIAL RATIOS AND
OTHER STATISTICAL DATA:

Return on average assets                                 1.06%       0.93%        1.51%     0.71%       1.03%
Return on average equity                                 8.71%       4.38%        5.92%     5.94%       8.23%
Interest rate spread(3)                                  3.37%       3.16%        3.07%     3.22%       3.01%
Net interest margin(4)                                   3.73%       3.97%        4.21%     3.69%       3.55%
Efficiency ratio(5)                                      0.56        0.53         0.43      0.54        0.54
Non-performing loans to loans receivable, net(6)         0.68%       0.35%        0.33%     0.56%       1.87%
Allowance for losses to gross loans receivable           0.64%       0.61%        0.49%     0.47%       0.30%
Allowance for losses to non-performing loans           100.90%     190.40%      159.87%    88.43%      17.02%
Total equity to total assets                            11.85%      12.10%       24.30%     7.06%      12.37%
Average equity to average assets                        12.20%      21.21%       25.50%    11.88%      12.47%
Dividend payout ratio(7)                                53.67%      55.15%       24.32%       --          --
Number of offices                                          11          11            8         7           5


---------------------------
(1) Includes a $2.1 million compensation charge related to the cash distribution of $12.00 per share with respect to the year ended June 30, 1999 and a charge of $1.8 million for the one-time SAIF assessment with respect to the year ended June 30, 1997.

(2) Represents subscription funds for the common stock of the Company issued in connection with the Bank's mutual to stock conversion.

(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)   Net interest income as a percentage of average interest-earning assets.

(5) Non-interest expense (excluding the compensation charge related to the cash distribution of $12.00 per share with respect to the year ended June 30, 1999 and the one-time SAIF assessment with respect to the year ended June 30, 1997) divided by the sum of net interest income and non-interest income.

(6) Non-performing loans consist of loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more.

(7)   Dividends declared per share divided by net income per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

               Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this Annual Report.

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

Financial Condition

Overview

              Total  assets  were  $585.7  million  at June 30,  2000 and $545.7 million at June 30, 1999, an increase of $40.0 million. The increase was principally the result of increases in loans receivable, net, investment securities, and other assets, offset by decreases in cash and cash equivalents and loans held-for-sale. Total liabilities increased by $36.6 million as the result of increased deposits and borrowings. Total stockholders' equity increased by $3.4 million principally as the result of net income offset by dividends paid and stock repurchases.

Cash and Cash Equivalents

               Cash and cash equivalents totaled $20.6 million at June 30, 2000, a decrease of $37.8 million. The majority of the decrease was attributable to cash used in investing activities of $80.5 million offset by cash from financing activities of $31.0 million and from cash provided by operating activities of $11.6 million. A more detailed reconciliation may be found in the Company's Consolidated Statements of Cash Flows for the year ended June 30, 2000.

Investment Securities

               Investment securities increased by $10.3 million to $33.7 million at June 30, 2000 from $23.4 million at June 30, 1999.

Loans Receivable, Net

               Loans receivable, net, increased primarily as a result of a net growth of $46.6 million in mortgage loans since June 30, 1999. Included in the $46.6 million increase were increases of $18.9 million in one- to four-family mortgage loans, $17.4 million in commercial mortgage loans, $8.1 million in construction loans, and $2.2 million in land development loans. The primary factor contributing to the increase in mortgage loans was the purchase of $40.0 million in one- to four-family mortgage loans and construction loans from the mortgage banking company in which the Bank's service corporation subsidiary owns a one-third equity interest, and $29.4 million in mortgage loans from other correspondent banking relationships. Offsetting loan purchases was the sale of $25.3 million of loans (principally 30-year fixed-rate conventional mortgage loans) in the secondary market. Loans receivable, net, also increased due to an $11.4 million increase in non-mortgage commercial loans, a $9.3 million increase in home equity loans, and a $1.2 million increase in other non-mortgage loans. The increase in loans receivable, net, was funded primarily through increases in deposits and in FHLB advances.

               One of the Bank's operating strategies is to increase the proportion of higher-yielding, shorter-term consumer, construction, land development, and commercial loans in its portfolio. Management's goal is to increase the originations of these types of loans and to supplement internal production with purchases of these loans through its mortgage banking affiliate, and through other closely monitored correspondent banking relationships. The objective of this strategy is to increase yields and reduce interest rate risk, but because it carries with it increased credit risk and the intended effect on net income may not materialize and net income could be lower than if it had not been implemented.

Asset Quality and Allowance for Loan Losses

               The allowance for loan losses represents an amount that management believes will be adequate to absorb estimated losses inherent in existing loans that may become uncollectible. Based upon the Company's loan classification policy (which is in accordance with applicable regulatory requirements), management estimates potential loan losses in the classified loans. In addition, management assesses the risk of additional losses that are probable but unidentified in the remaining unclassified loans. The level of the allowance established is based upon, but not limited to the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Management deemed the allowance for loan losses to be adequate at June 30, 2000. Based on the uncertainty in the estimation process however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

               The accrual of interest is ceased when, in the opinion of management, principal or interest payments are not likely to continue according to the terms of the loan agreement, or when principal or interest is 90 days or more past due. In certain cases, extensions are granted on construction loans that may have become delinquent. These extensions are granted based upon management's judgment of the creditworthiness of the borrower and other factors such as sales contracts pending on the property held as collateral. In the case of extended loans, interest continues to accrue and the loans are reported as accruing but contractually past due 90 days or more. Management considers the total of non-accrual loans and accruing loans 90 days or more past due as non-performing loans.

               Non-performing loans increased by $1.9 million to $3.4 million, or 0.59% of total assets, at June 30, 2000 from $1.5 million, or 0.28% of total assets, at June 30, 1999. Loans classified under OTS regulations totaled $7.0 million and $4.3 million at June 30, 2000 and 1999, respectively. The increase in non-performing loans and classified assets was due primarily to the placement of $2.1 million in speculative construction loans outstanding to several partnerships with a common general partner/builder on non-accrual status as of December 31, 1999. All of the partnerships declared Chapter 11 bankruptcy in December 1999.

               At June 30, 2000, $2.4 million of loans were considered impaired under generally accepted accounting principles ($2.1 million of which is related to the speculative construction loans described above). The impaired loans have an impairment allowance of $215,000 ($200,000 of which is related to the speculative construction loans described above), which is included in the total allowance for loan losses of $3.5 million at June 30, 2000.

               See also "-- Results of Operations - Provision for Loan Losses" for discussion of the provision for loan losses.

Deposits

               Deposit accounts increased $13.6 million to $419.6 million at June 30, 2000 from $406.0 million at June 30, 1999. The increase in deposits resulted from increases in deposits due to increasing market penetration of some of the newer branches, increased commercial accounts as the result of increased commercial lending activity, and interest credited to deposit accounts during the period.

Stockholders' Equity

               Stockholders' equity increased by $3.4 million to $69.4 million at June 30, 2000 from $66.0 million at June 30, 1999. Items that increased stockholders' equity were retained net income of $5.9 million for the year ended June 30, 2000 and the allocation of shares under the Bank's Employee Stock Option Plan ("ESOP") and the Management Recognition and Development Plan ("MRDP") which together totaled $2.0 million. Offsetting these increases to stockholders' equity were the payment of dividends of $3.2 million and the purchase of $1.2 million of the Company's stock in the open market during the year ended June 30, 2000.

Results of Operations

               The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

Performance Overview

               Net income increased $900,000 to $5.9 million for the year ended June 30, 2000 from $5.0 million for the year ended June 30, 1999 primarily due to a decrease in non-interest expense. The decrease was primarily due to a charge to compensation expense associated with the special cash distribution on the MRDP shares during the year ended June 30, 1999. Also as expected, net income for the current year was reduced by the loss of earnings on the funds used to pay the special cash distribution of $12.00 per share and to repurchase shares during the year ended June 30, 1999. Earnings per share also was affected by the special cash distribution and share repurchases in the form of a reduction of average shares outstanding. Share repurchases in the prior year and in the quarter ended June 30, 2000 decreased average shares outstanding by approximately 200,000 shares. The remainder of the share reduction was due principally to the effect of share purchases by the Company's ESOP with $4.3 million it received from the $12.00 per share special cash distribution. Shares held in the ESOP but not yet awarded to participants are not considered to be outstanding shares for computation of earnings per share until awarded to participants.

               Net income decreased $2.5 million to $5.0 million for the year ended June 30, 1999 from $7.5 million for the year ended June 30, 1998 as a result of increased non-interest expense and the absence of earnings on funds used to repurchase stock, partially offset by increased non-interest income and a decreased provision for income taxes due to lower income before income taxes. The increase in non-interest expense was principally the result of increased compensation expense associated with the MRDP (particularly with a compensation charge related to the cash distribution on the MRDP shares), and the hiring of additional personnel for the newly opened branches.

Net Interest Income

               Net interest income decreased $600,000 to $19.7 million for the year ended June 30, 2000 from $20.3 million for the year ended June 30, 1999. As discussed above, net interest income was reduced by the loss of earnings on approximately $65.6 million used for the payment of the $12.00 per share cash distribution in June 1999 and share repurchases during the first and second quarters of fiscal year 1999. The effect of the $65.6 million cash outlay is estimated to have decreased net income by approximately $1.8 million, or 36%, when comparing the years ended June 30, 2000 and 1999. The cash distribution and share repurchases were funded partially with cash equivalents and also through borrowings.

               As described below, the average balance of interest-earning assets increased even though a large amount of interest-earning assets were used in the cash distribution and share repurchases. Also described below, interest-bearing liabilities increased in greater proportion than the increase in interest-earning assets due to the funding of a portion of the cash distribution and share repurchases with borrowings. Since interest-earning assets increased (principally an increase in loans receivable, net) the spread earned on those assets served to offset the loss of net interest income on the funds used for the cash distribution and share repurchases.

               The average balance of interest-earning assets increased to $527.1 million during the year ended June 30, 2000 from $510.5 million during the year ended June 30, 1999. The average yield increased to 7.76% from 7.57% for the prior year due to higher market interest rates during the current year. The average balance of interest-bearing liabilities increased to $483.9 million during the year ended June 30, 2000 from $416.0 million during the year ended June 30, 1999, more than offsetting a decrease in the average cost of interest-bearing liabilities to 4.39% from 4.41%. The decrease in the average cost is attributable to deposits that repriced during lower market interest rates in late 1998 and throughout much of 1999. Recent increases in market interest rates have not yet had a full impact on deposits since a large portion of deposits have not yet repriced at prevailing market interest rates as they have not yet reached their contractual maturity. The cost of interest-bearing liabilities is expected to increase if current interest rates prevail or increase; however, the amount cannot be quantified. Net yield on interest-earning assets decreased to 3.73% during the year ended June 30, 2000 from 3.97% during the year ended June 30, 1999 due primarily to the above mentioned increase in the average balance of interest-bearing liabilities.

                Net interest income was $20.3 million for the years ended June 30, 1999 and 1998. Investment income increased 3% to $38.6 million for the year ended June 30, 1999 from $37.4 million for the year ended June 30, 1998 as a result of an increase in the average balance of interest-earning assets to $510.5 million from $481.5 million more than offsetting a decrease in the yield to 7.57% from 7.77% for the respective annual periods. The decrease in the average yield on interest-earning assets was due primarily to lower prevailing market interest rates during the year ended June 30, 1999. The average balance of interest-earning assets increased as a result of an increase in average loans receivable and investment securities, partially offset by a decrease in average overnight interest- bearing deposits. Although interest-earning assets were higher during the year ended June 30, 1999 as compared to June 30, 1998, share repurchases of approximately $21.0 million since June 30, 1998 significantly offset asset growth and, accordingly, investment income. Interest expense increased 7% to $18.4 million for the year ended June 30, 1999 from $17.2 million for the year ended June 30, 1998 as a result of an increase in the average balance of interest-bearing liabilities to $416.0 million from $364.9 million more than offsetting a decrease in the cost of funds to 4.41% from 4.70% for the respective annual periods. The average balance increased as the result of deposits obtained through newly opened branch offices and various deposit promotions as well as increased FHLB advances and other borrowings. The decrease in the average cost is attributable to the decrease in prevailing market rates since June 30, 1998. Another factor that affected net interest income was net interest earnings of approximately $300,000 on excess stock subscription funds held and refunded in connection with the Conversion in the year ended June 30, 1998, which were absent in the year ended June 30, 1999.

Average Balances, Interest, and Average Yields/Costs

               The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Average balances for each period have been calculated using daily average balances. (Dollar amounts in the table are in thousands.)

                                                                  Year Ended June 30,
                                            ------------------------------------------------------------------------
                                                         2000                                   1999
                                            -------------------------------       -------------------------------
                                                       Interest                                Interest
                                            Average      and        Yield/        Average        and      Yield/
                                            Balance   Dividends      Cost         Balance     Dividends    Cost
                                            -------   ---------      ----         -------     ---------    ----
Interest-earning assets:
 Loans receivable, net(1)                   $474,156    $37,622      7.93%        $441,514     $34,811     7.88%
 Mortgage-backed securities                       38          3      7.89               68           6     8.82
 Investment securities                        31,090      1,927      6.20           30,567       1,668     5.46
 FHLB stock                                    3,692        284      7.69            3,492         262     7.50
 Federal funds sold and overnight
  interest-bearing deposits                   18,147      1,070      5.90           34,902       1,878     5.38
                                            --------    -------      ----         --------     -------     ----
   Total interest-earning assets             527,123     40,906      7.76          510,543      38,625     7.57
                                                        -------      ----                      -------     ----
Non-interest-earning assets                   31,957                                24,740
                                            --------                              --------
   Total assets                             $559,080                              $535,283
                                            ========                              ========
Interest-bearing liabilities(2):
 Savings accounts                           $ 53,001      1,334      2.52         $ 55,485       1,623     2.93
 Money market accounts                        30,905      1,179      3.81           26,656       1,043     3.91
 NOW accounts                                 70,500        962      1.36           60,566       1,034     1.71
 Certificate accounts                        257,055     13,682      5.32          245,720      13,185     5.37
                                            --------    -------      ----         --------     -------     ----
   Total deposits                            411,461     17,157      4.17          388,427      16,885     4.35
 Advances from FHLB of Atlanta                64,104      3,560      5.46           26,836       1,432     5.34
Other borrowings                               8,301        506      6.00              767          49     6.39
                                            --------    -------      ----         --------     -------     ----
   Total interest-bearing liabilities        483,866     21,223      4.39          416,030      18,366     4.41
                                                        -------      ----                      -------     ----
Non-interest-bearing liabilities               7,016                                 5,725
                                            --------                              --------
   Total liabilities                         490,882                               421,755
Stockholders' equity                          68,198                               113,528
                                            --------                              --------
   Total liabilities and stockholders'
     equity                                 $559,080                              $535,283
                                            ========                              ========
Net interest income                                     $19,683                                $20,259
                                                        =======                                =======
Interest rate spread                                                 3.37%                                 3.16%
                                                                     ====                                  ====
Net interest margin                                                  3.73%                                 3.97%
                                                                     ====                                  ====
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                                               1.09x                                 1.23x
                                                                     ====                                  ====

                                                    Year Ended June 30,
                                           -----------------------------------
                                                           1998
                                           -----------------------------------
                                                        Interest
                                              Average      and        Yield/
                                              Balance   Dividends      Cost
                                              -------   ---------      ----
Interest-earning assets:
 Loans receivable, net(1)                     $395,465    $32,146     8.13%
 Mortgage-backed securities                        106          9     8.49
 Investment securities                          18,831      1,111     5.90
 FHLB stock                                      3,122        229     7.34
 Federal funds sold and overnight
  interest-bearing deposits                     63,967      3,919     6.13
                                              --------    -------     ----
   Total interest-earning assets               481,491     37,414     7.77
                                                          -------     ----
Non-interest-earning assets                     17,544
                                              --------
   Total assets                               $499,035
                                              ========
Interest-bearing liabilities(2):
 Savings accounts                             $ 61,931      2,032     3.28
 Money market accounts                          12,733        434     3.41
 NOW accounts                                   48,389      1,039     2.15
 Certificate accounts                          238,845     13,498     5.65
                                              --------    -------     ----
   Total deposits                              361,898     17,003     4.70
 Advances from FHLB of Atlanta                   2,970        150     5.05
Other borrowings                                    --         --       --
                                              --------    -------     ----
   Total interest-bearing liabilities          364,868     17,153     4.70
                                                          -------     ----
Non-interest-bearing liabilities                 6,901
                                              --------
   Total liabilities                           371,769
Stockholders' equity                           127,266
                                              --------
   Total liabilities and stockholders'
     equity                                   $499,035
                                              ========
Net interest income                                       $20,261
                                                          =======
Interest rate spread                                                  3.07%
                                                                      ====
Net interest margin                                                   4.21%
                                                                      ====
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                                                1.32x
                                                                      ====

---------------------
(1) Includes loans held-for-sale. Includes non-accrual loans but excludes interest on non-accrual loans.
(2)   Excludes escrow balances.

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

                                                        Year Ended June 30, 2000                  Year Ended June 30, 1999
                                                     Compared to Year Ended June 30,           Compared to Year Ended June 30,
                                                                  1999                                     1998
                                                           Increase (Decrease)                       Increase (Decrease)
                                                                  Due to                                  Due to
                                                    -----------------------------------      ----------------------------------
                                                       Rate        Volume       Total          Rate         Volume        Total
                                                       ----        ------       -----          ----         ------        -----
Interest-earning assets:
   Loans receivable, net(1)                        $   222       $ 2,589       $ 2,811       $  (957)      $ 3,622       $ 2,665
   Mortgage-backed securities                           (1)           (2)           (3)           --            (3)           (3)
   Investment securities                               230            29           259           (76)          633           557
   FHLB stock                                            7            15            22             5            28            33
   Federal funds sold and overnight
      interest-bearing deposits                        203        (1,011)         (808)         (433)       (1,608)       (2,041)
                                                   -------       -------       -------       -------       -------       -------
Total net change in income on
    interest-earning assets                            661         1,620         2,281        (1,461)        2,672         1,211
                                                   -------       -------       -------       -------       -------       -------
Interest-bearing liabilities:
   Savings accounts                                   (219)          (70)         (289)         (208)         (201)         (409)
   Money market accounts                               (26)          162           136            72           537           609
   NOW accounts                                       (363)          291           (72)           22           (27)           (5)
   Certificate accounts                               (126)          623           497          (745)          432          (313)
Advances from FHLB of Atlanta                           58         2,070         2,128            10         1,272         1,282
Other borrowings                                        (2)          459           457            --            49            49
                                                   -------       -------       -------       -------       -------       -------
Total net change in expense
    on interest-bearing liabilities                   (678)        3,535         2,857          (849)        2,062         1,213
Net change in net interest income                  $ 1,339       $(1,915)      $  (576)      $  (612)      $   610       $    (2)
                                                   =======       =======       =======       =======       =======       =======

(1)   Excludes interest on non-accrual loans.

Provision for Loan Losses

               Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. As the provision for loan losses is the result of periodic evaluation of the allowance for loan losses, the resulting provision for loan losses may fluctuate from period to period. Factors that influence the level of the allowance for loan losses are discussed in "-- Financial Condition - Asset Quality and Allowance for Loan Losses." The provision for loan losses was $683,000, $800,000, and $460,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

               See "-- Financial Condition - Asset Quality and Allowance for Loan Losses" for more analysis of the allowance for loan losses.

Non-interest Income

               Non-interest income increased by $158,000 to $4.3 million for the year ended June 30, 2000 from $4.1 million for the year ended June 30, 1999, primarily as a result of an increase in service charges and fees to $3.2 million for the year ended June 30, 2000 from $2.2 million for the year ended June 30, 1999 principally due to the growth in checking accounts. The growth in fee income, however, was offset by a decrease in gain on sale of mortgage loans to $287,000 for the year ended June 30, 2000 from $1.3 million in the year ended June 30, 1999. The Bank periodically sells loans in response to interest rate changes, liquidity needs, and other factors. The Bank sold $25.3 million of mortgage loans during the year ended June 30, 2000 compared to $61.4 million during the year ended June 30, 1999 primarily to reduce the amount of fixed-rate loans in the loan portfolio. The amount of fixed- rate loan originations were higher than normal during the year ended June 30, 1999 due to lower market interest rates which led to a higher than normal level of mortgage loan refinancings. Management cannot predict the level of such gains, if any, in the future.

               Non-interest income increased by $1.7 million to $4.1 million for the year ended June 30, 1999 from $2.4 million for the year ended June 30, 1998, primarily as a result of an increase in gain on sale of mortgage loans to $1.3 million for the year ended June 30, 1999 from $342,000 in the year ended June 30, 1998. The Bank sold $61.4 million of mortgage loans during the year ended June 30, 1999 primarily to reduce the amount of fixed-rate loans in the loan portfolio. The amount of fixed-rate loan originations was higher than normal during the year ended June 30, 1999 due to lower interest rates which led to a higher than normal level of mortgage loan refinancings. Management cannot predict the level of such gains, if any, in the future. Service charges and fees increased to $2.2 million for the year ended June 30, 1999 from $1.4 million for the year ended June 30, 1998 primarily as a result of increased deposit account fees, particularly on the increased number of NOW accounts.

Non-interest Expense

               Non-interest expense was $13.4 million for the year ended June 30, 2000 compared to $15.0 million for the year ended June 30, 1999. The decrease consisted principally of employee compensation and benefits which decreased to $7.6 million for the year ended June 30, 2000 from $9.3 million for the year ended June 30, 1999. The decrease in compensation expense was due primarily to a charge of approximately $2.1 million related to the payment of the special cash distribution on shares of stock awarded under the MRDP in 1999. The increases in other categories of other operating expenses generally are attributable to the continuing growth of the Company and to inflation.

               Non-interest expense was $15.0 million for the year ended June 30, 1999 compared to $9.8 million for the year ended June 30, 1998. The increase consisted principally of increased employee compensation and benefits which increased to $9.3 million for the year ended June 30, 1999 from $5.0 million for the year ended June 30, 1998. The increase in compensation expense was attributable primarily to the adoption of the MRDP in the year ended June 30, 1999. In addition to compensation associated with the vesting of shares under the MRDP, there was a charge of approximately $2.1 million related to the payment of the cash distribution on shares of stock awarded under the MRDP. Also, the hiring of personnel to staff the newly opened branch offices increased compensation. These increases to compensation expense were offset partially by a decrease in ESOP expense due to a lower average stock price used to determine related compensation expense. The increases in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation.

Income Taxes

               The provision for income taxes was $3.9 million for the year ended June 30, 2000 compared to $3.6 million for the year ended June 30, 1999 primarily due to an increase in income before income taxes.

               The provision for income taxes was $3.6 million for the year ended June 30, 1999 compared to $4.8 million for the year ended June 30, 1998 primarily due to lower income before income taxes.

Analysis of Other Financial and Operating Matters

Liquidity and Capital Resources

               The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments, particularly mortgage loan prepayments, are influenced greatly by general interest rates, other economic conditions, and competition.

               Regulations of the OTS require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals, and to satisfy other financial commitments. Currently, the OTS regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2000, cash and cash equivalents totaled $20.6 million, or 4% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $18.3 million. At June 30, 2000, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of $146.2 million of which $82.0 million had been advanced.

               As of June 30, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2000, under regulations of the OTS, the Bank's actual tangible, core, and risk-based capital ratios were 9.8%, 9.8 %, and 15.1%, respectively, compared to requirements of 1.5%, 4.0%, and 8.0%, respectively.

               At June 30, 2000, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $6.5 million ($1.0 million at fixed rates ranging from 8.125% to 8.625%). In addition, at June 30, 2000, the unused portion of credit (principally variable-rate home equity lines of credit) extended by the Company was approximately $55.6 million. Furthermore, at June 30, 2000, the Company had certificates of deposit scheduled to mature in one year or less of $223.0 million. Based on historical experience, the Company anticipates that a majority of these certificates of deposit will be renewed at maturity.

               As of June 30, 2000, the Board of Directors had authorized the repurchase of up to 378,797 shares of the outstanding stock of the Corporation, of which 67,700 had been repurchased. Management of the Company is unable to predict when (or if) the remaining shares authorized to be repurchased will be repurchased or at what price.

Recently Issued Accounting Standards

               See Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting standards that affect accounting, reporting, and disclosure of financial information by the Company.

Effect of Inflation and Changing Prices

               The consolidated  financial statements and related financial data presented in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Interest Rate Sensitivity

               Market risk is the risk of loss from adverse changes in market prices and interest rates. Risk associated with market interest rate volatility ("interest rate risk") is the Company's principal market risk exposure. Substantially all of the Company's interest rate risk is derived from the Bank's lending, investment, and deposit- taking activities. This risk could result in reduced net interest income, loss in fair values of assets, and/or increase in fair values of liabilities due to upward changes in interest rates. The Company does not own any trading assets nor does it have any hedging contracts or derivative transactions in place such as interest rate swaps, caps, floors, or collars. Further, the Company is not subject to foreign currency exchange risk or commodity price risk.

               The Company's objective is to maximize net interest income while managing its interest rate risk. Interest rate risk is monitored and managed principally through the Bank's Asset/Liability Committee ("ALCO"), which is comprised of five senior officers and a member of the Bank's Board of Directors. The ALCO develops and reviews business strategies that further the Bank's objective of increasing net interest income while managing interest rate risk. The ALCO meets regularly to review the current balance sheet structure, current and potential changes in market interest rates, economic outlook, and the impact of specific business strategies, among other issues. Considered in the review of the current balance sheet structure are, among other things, the sensitivity of assets and liabilities to changes in interest rates, liquidity, loan origination and sales activity, deposit inflows and outflows, investment portfolio activity, and borrowings.

               In order to manage its interest rate risk, the Company has in recent years sold fixed-rate mortgage loans with terms in excess of 15 years, emphasized the origination and purchase of adjustable-rate mortgage loans, and implemented programs to increase shorter-term, variable-rate loans such as construction, commercial, and consumer loans. In recent years, an emphasis also has been placed on generating transactional deposit accounts which have a longer average life and are less sensitive to changes in interest rates. Also, advances from the FHLB have been obtained, some of which have longer terms to maturity and /or repricing than the Company's average certificates of deposit.

               The principal method utilized by ALCO to evaluate the Bank's exposure to changes in interest rates is a sensitivity analysis which measures the change in the Bank's net portfolio value ("NPV") and net interest income under various interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The Bank utilizes a sensitivity model developed and maintained by the FHLB.

               The OTS utilizes the NPV methodology to evaluate interest sensitivity in its regulation and supervision of the Bank. The OTS utilizes its own model with data submitted by the Bank on the quarterly Thrift Financial Report. The results of the OTS model may differ from the results of the FHLB model due to differences in assumptions about loan prepayment rates, cash flow reinvestment rates, and deposit decay rates, among others.

               The following table sets forth the change in the Company's NPV based on the FHLB model. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. (Dollar amounts in the table are in thousands.)

                                              June 30,
                          -------------------------------------------------
                                 2000                           1999
                          --------------------          -------------------
        Basis Point        Estimated Change in          Estimated Change in
      Change in Rate      Net Portfolio Value           Net Portfolio Value
      --------------      -------------------           -------------------

          +200           $(14,757)     (25.2)%         $(15,349)   (16.2)%
          +100             (7,239)     (12.4)            (7,244)    (7.6)
             0                 --       --                   --     --
          -100              5,238        8.9              6,404      6.7
          -200              7,890       13.5             12,003     12.6


               The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2000 would reduce the Company's NPV by approximately $14.8 million at that date. Accordingly, the Company could be adversely affected during the periods of rising interest rates. Certain assumptions utilized in assessing the interest rate risk of savings banks within the Bank's geographic region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. The level of interest rate sensitivity as indicated by the table above at June 30, 2000 and 1999 are within policy limits established by the Company's Board of Directors.

               While the Company principally relies on the NPV method to evaluate its interest rate exposure as previously discussed, the following table presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' average rates and fair values at June 30, 2000. The table was prepared based upon the FHLB interest sensitivity model and certain assumptions about loan prepayment rates and deposit decay rates, among others, were utilized. There are shortcomings inherent in this method of analysis. For example, although a financial instrument may have a similar maturity or remaining term to repricing as another financial instrument, the two may react differently to changes in market interest rates. In the event of material changes in interest rates, prepayments and withdrawals would likely deviate significantly from those assumed in the data underlying the table. (Dollar amounts in the table are in thousands.)



                                             Average  Within One    One Year    After 3 Years    Beyond
                                               Rate     Year       To 3 Years     To 5 Years    5 Years         Total    Fair Value
                                               ----     ----       ----------     ----------    -------         -----    ----------
Interest-sensitive assets:
   Loan receivable, net of loans
     in process and deferred loan fees        8.15%  $ 173,405     $ 137,345      $  85,596     $ 110,223   $ 506,569    $ 496,322
   Loans held-for-sale                        7.90       1,933            --             --            --       1,933        1,967
   Investment securities                      6.58      18,275         5,008            337        10,073      33,693       33,693
   Other assets                               4.55       5,171            --             25            --       5,196        5,197
   FHLB stock                                 7.63       4,100            --             --            --       4,100        4,100
   Federal funds sold and overnight
     interest-bearing deposits                7.09       7,231            --             --            --       7,231        7,231
                                                     ---------     ---------      ---------     ---------   ---------    ---------
     Total interest-sensitive assets                   210,115       142,353         85,958       120,296     558,722      548,510
                                                     ---------     ---------      ---------     ---------   ---------    ---------

Interest-sensitive liabilities:
   Savings accounts                           2.47       8,692        13,202          8,607        19,987      50,488       50,488
   Money market accounts                      4.15      21,728         3,026          1,441         1,516      27,711       27,711
   NOW accounts                               1.22      28,606        26,186          7,007        14,648      76,447       76,447
   Certificate accounts                       5.85     223,035        34,818          7,120            --     264,973      263,359
   Advances from FHLB                         6.32      65,000         7,000         10,000            --      82,000       81,164
   Other borrowings                           6.58       8,763            --             --            --       8,763        8,763
                                                     ---------     ---------      ---------     ---------   ---------    ---------
      Total interest-sensitive liabilities             355,824        84,232         34,175        36,151     510,382      507,932
                                                     ---------     ---------      ---------     ---------   ---------    ---------
Rate sensitive gap                                   $(145,709)    $  58,121      $  51,783     $  84,145   $  48,340    $  40,578
                                                     =========     =========      =========     =========   =========    =========
Cumulative rate sensitive gap                        $(145,709)    $ (87,588)     $ (35,805)    $  48,340   $      --    $      --
                                                     =========     =========      =========     =========   =========    =========
Off-balance sheet items:
   Commitments to extend credit               8.40   $   6,490     $      --      $      --     $      --   $   6,490    $   6,490
   Unused lines of credit                    10.51      55,575            --             --            --      55,575       55,575
   Loans in process                           9.63      33,367            --             --            --      33,367       33,367

Item 8.            Financial Statements and Supplementary Data

[Consolidated Financial Statements and Notes Thereto of FirstSpartan Financial Corp. and Subsidiaries follow]

INDEPENDENT AUDITORS' REPORT

The Board of Directors
FirstSpartan Financial Corp.
Spartanburg, South Carolina

We have audited the  accompanying  consolidated  balance sheets of  FirstSpartan
Financial Corp. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/ Deloitte & Touche LLP
-------------------------
 Deloitte & Touche LLP

July 19, 2000
(September 5, 2000 as to Note 16)
Greenville, South Carolina

                  FirstSpartan Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets

                             June 30, 2000 and 1999
                        (In Thousands, Except Share Data)


                                                                                   2000            1999
                                                                             --------------    -------------
Assets
Cash                                                                          $     13,375      $    14,638
Federal funds sold and overnight interest-bearing deposits                           7,231           43,782
                                                                             --------------    -------------
          Total cash and cash equivalents                                           20,606           58,420
Investment securities available-for-sale - at fair value (amortized cost:
   $34,239 and $23,489 at June 30, 2000 and 1999, respectively)                     33,693           23,344
Loans receivable, net                                                              503,095          435,181
Loans held-for-sale - at lower of cost or market (market value: $1,967
   and $9,089 at June 30, 2000 and 1999, respectively)                               1,933            8,984
Office properties and equipment, net                                                10,241           10,370
Federal Home Loan Bank of Atlanta stock  - at cost                                   4,100            3,612
Real estate acquired in settlement of loans                                            478              348
Other assets                                                                        11,511            5,466
                                                                             --------------    -------------

Total Assets                                                                  $    585,657      $   545,725
                                                                             ==============    =============


Liabilities and Stockholders' Equity

Liabilities:
  Deposit accounts                                                            $    419,619      $   406,011
  Advances from Federal Home Loan Bank of Atlanta                                   82,000           34,000
  Other borrowings                                                                   8,763           35,000
  Other liabilities                                                                  5,891            4,673
                                                                             --------------    -------------
          Total liabilities                                                        516,273          479,684
                                                                             --------------    -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value:
    Authorized - 250,000 shares;  none issued or outstanding at June 30,
       2000 and 1999
  Common stock, $0.01 par value:
    Authorized - 12,000,000 shares;  issued: 4,430,375 at June 30, 2000 and 1999; outstanding: 3,720,270 and 3,787,970 at June 30,
       2000 and 1999, respectively                                                      44               44
  Additional paid-in capital                                                        42,894           42,648
  Retained earnings                                                                 57,674           54,905
  Treasury stock - at cost (710,105 and 642,405 shares at
     June 30, 2000 and 1999, respectively)                                         (22,126)         (20,955)
  Unearned restricted stock                                                         (3,502)          (4,660)
  Unallocated ESOP stock                                                            (5,261)          (5,851)
  Accumulated other comprehensive loss                                                (339)             (90)
                                                                             --------------    -------------
          Total stockholders' equity                                                69,384           66,041
                                                                             --------------    -------------

Total Liabilities and Stockholders' Equity                                    $    585,657      $   545,725
                                                                             ==============    =============


See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries

                        Consolidated Statements of Income

                    Years Ended June 30, 2000, 1999, and 1998
                        (In Thousands, Except Share Data)

                                                              2000          1999          1998
                                                           ----------    ----------    -----------
Investment Income:
   Interest on loans                                       $  37,622     $  34,811     $   32,146
   Interest and dividends on investment securities,
     mortgage-backed securities, and other                     3,284         3,814          5,268
                                                           ----------    ----------    -----------
          Total investment income                             40,906        38,625         37,414
                                                           ----------    ----------    -----------

Interest Expense:
   Deposit accounts                                           17,157        16,885         17,003
   Advances from Federal Home Loan Bank of Atlanta             3,560         1,432            150
   Other borrowings                                              506            49             --
                                                           ----------    ----------    -----------
          Total interest expense                              21,223        18,366         17,153
                                                           ----------    ----------    -----------

Net Interest Income                                           19,683        20,259         20,261

Provision for Loan Losses                                        683           800            460
                                                           ----------    ----------    -----------

Net Interest Income After Provision for Loan Losses           19,000        19,459         19,801
                                                           ----------    ----------    -----------

Non-interest Income (Loss):
    Service charges and fees                                   3,181         2,225          1,378
    Gain on sale of mortgage loans                               287         1,333            342
    Loss on sale of investments                                   --           (53)            --
    Other, net                                                   788           593            646
                                                           ----------    ----------    -----------
          Total non-interest income, net                       4,256         4,098          2,366
                                                           ----------    ----------    -----------

Non-interest Expense:
    Employee compensation and benefits                         7,627         9,318          5,016
    Federal deposit insurance premium                            265           326            354
    Occupancy and equipment expense                            1,566         1,504          1,106
    Computer services                                            590           481            680
    Advertising and promotions                                   496           543            566
    Office supplies, postage, printing, etc.                     748           751            626
    Other                                                      2,156         2,057          1,472
                                                           ----------    ----------    -----------
          Total non-interest expense                          13,448        14,980          9,820
                                                           ----------    ----------    -----------

Income Before Income Taxes                                     9,808         8,577         12,347

Provision for Income Taxes                                     3,866         3,602          4,807
                                                           ----------    ----------    -----------

Net Income                                                 $   5,942     $   4,975     $    7,540
                                                           ==========    ==========    ===========

Basic and Diluted Earnings Per Share                       $    1.77     $    1.36     $     1.85
                                                           ==========    ==========    ===========

Weighted Average Shares Outstanding                        3,359,824     3,665,778      4,066,692
                                                           ==========    ==========    ===========

See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries
                        Consolidated Statements of Equity

                    Years Ended June 30, 2000, 1999, and 1998
                        (In Thousands, Except Share Data)


                                                                              Additional
                                                    Common Stock               Paid-In          Retained         Treasury
                                                Shares          Amount         Capital          Earnings           Stock
                                             -------------    -----------    -------------    --------------    ------------

Balance, June 30, 1997                       $         --     $       --     $         --     $      46,960     $        --
                                             =============    ===========    =============    ==============    ============

Net income                                             --             --               --             7,540              --
Unrealized loss on securities available-
   for-sale, net of taxes                              --             --               --                --              --
                                             -------------    -----------    -------------    --------------    ------------
     Total comprehensive income                        --             --               --             7,540              --
                                             -------------    -----------    -------------    --------------    ------------
Issuance of common stock                        4,430,375             44           86,981                --              --
ESOP stock committed for release                       --             --              643                --              --
Purchase of treasury stock                       (177,215)            --               --                --          (8,113)
Dividends ($0.45 per share)                            --             --               --            (1,838)             --
                                             -------------    -----------    -------------    --------------    ------------

Balance, June 30, 1998                       $  4,253,160     $       44     $     87,624     $      52,662     $    (8,113)
                                             =============    ===========    =============    ==============    ============

Net income                                             --             --               --             4,975              --
Unrealized loss on securities available-
   for-sale, net of taxes                              --             --               --                --              --
                                             -------------    -----------    -------------    --------------    ------------
     Total comprehensive income                        --             --               --             4,975              --
                                             -------------    -----------    -------------    --------------    ------------
Issuance of treasury stock to MRDP                177,215             --             (670)               --           8,113
ESOP stock committed for release                       --             --              356                --              --
Purchase of treasury stock                       (642,405)            --               --                --         (20,955)
Dividends ($0.75 per share)                            --             --               --            (2,732)             --
Prorata vesting of restricted MRDP stock               --             --               --                --              --
Cash distribution ($12.00 per share)                   --             --          (44,662)               --              --
                                             -------------    -----------    -------------    --------------    ------------

Balance, June 30, 1999                       $  3,787,970     $       44     $     42,648     $      54,905     $   (20,955)
                                             =============    ===========    =============    ==============    ============

Net income                                             --             --               --             5,942              --
Unrealized loss on securities available-
   for-sale, net of taxes                              --             --               --                --              --
                                             -------------    -----------    -------------    --------------    ------------
     Total comprehensive income                        --             --               --             5,942              --
                                             -------------    -----------    -------------    --------------    ------------
ESOP stock committed for release                       --             --              246                --              --
Purchase of treasury stock                        (67,700)            --               --                --          (1,171)
Dividends ($0.95 per share)                            --             --               --            (3,173)             --
Prorata vesting of restricted MRDP stock               --             --               --                --              --
                                             -------------    -----------    -------------    --------------    ------------

Balance, June 30, 2000                       $  3,720,270     $       44     $     42,894     $      57,674     $   (22,126)
                                             =============    ===========    =============    ==============    ============


                                                                                 Comprehen-
                                                Unearned        Unallocated         sive
                                               Restricted           ESOP           (Loss)          Total
                                                  Stock            Stock           Income         Equity
                                              --------------    -------------   -------------   ------------

Balance, June 30, 1997                        $          --     $         --    $         18    $    46,978
                                              ==============    =============   =============   ============

Net income                                               --               --              --          7,540
Unrealized loss on securities available-
   for-sale, net of taxes                                --               --             (32)           (32)
                                              --------------    -------------   -------------   ------------
     Total comprehensive income                          --               --             (32)         7,508
                                              --------------    -------------   -------------   ------------
Issuance of common stock                                 --           (7,089)             --         79,936
ESOP stock committed for release                         --              647              --          1,290
Purchase of treasury stock                               --               --              --         (8,113)
Dividends ($0.45 per share)                              --               --              --         (1,838)
                                              --------------    -------------   -------------   ------------

Balance, June 30, 1998                        $          --     $     (6,442)   $        (14)   $   125,761
                                              ==============    =============   =============   ============

Net income                                               --               --              --          4,975
Unrealized loss on securities available-
   for-sale, net of taxes                                --               --             (76)           (76)
                                              --------------    -------------   -------------   ------------
     Total comprehensive income                          --               --             (76)         4,899
                                              --------------    -------------   -------------   ------------
Issuance of treasury stock to MRDP                   (7,443)              --              --             --
ESOP stock committed for release                         --              591              --            947
Purchase of treasury stock                               --               --              --        (20,955)
Dividends ($0.75 per share)                              --               --              --         (2,732)
Prorata vesting of restricted MRDP stock              1,450               --              --          1,450
Cash distribution ($12.00 per share)                  1,333               --              --        (43,329)
                                              --------------    -------------   -------------   ------------

Balance, June 30, 1999                        $      (4,660)    $     (5,851)   $        (90)   $    66,041
                                              ==============    =============   =============   ============

Net income                                               --               --              --          5,942
Unrealized loss on securities available-
   for-sale, net of taxes                                --               --            (249)          (249)
                                              --------------    -------------   -------------   ------------
     Total comprehensive income                          --               --            (249)         5,693
                                              --------------    -------------   -------------   ------------
ESOP stock committed for release                         --              590              --            836
Purchase of treasury stock                               --               --              --         (1,171)
Dividends ($0.95 per share)                              --               --              --         (3,173)
Prorata vesting of restricted MRDP stock              1,158               --              --          1,158
                                              --------------    -------------   -------------   ------------

Balance, June 30, 2000                        $      (3,502)    $     (5,261)   $       (339)   $    69,384
                                              ==============    =============   =============   ============


See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                    Years Ended June 30, 2000, 1999, and 1998
                                 (In Thousands)

                                                                               2000             1999              1998
                                                                           -------------    -------------    ---------------
Cash Flows from Operating Activities:
    Net income                                                              $     5,942      $     4,975      $       7,540
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses                                                    683              800                460
       Deferred income tax benefit                                                 (370)             (60)              (829)
       Amortization of deferred income                                              (98)            (632)              (219)
       Amortization of loan servicing assets                                        191               78                 17
       Amortization (accretion) of premiums (discounts) on
          investment securities                                                     (24)               7                  4
       Depreciation                                                                 821              797                603
       Allocation of ESOP stock at fair value                                       836              947              1,290
       Prorata vesting of restricted MRDP stock                                   1,158            1,450                 --
       Loss on sale of investment securities available-for-sale                      --               53                 --
       Gain on sale of real estate acquired in settlement of loans                  (49)              --                 --
       Loss on disposal of property and equipment                                    --               13                  7
       Decrease (increase) in loans held-for-sale                                 7,051           (1,690)            (5,677)
      (Increase) decrease in other assets                                        (6,236)          (1,471)                96
       Increase (decrease) in other liabilities                                   1,740              (81)              (237)
                                                                           -------------    -------------    ---------------
               Net cash provided by operating activities                         11,645            5,186              3,055
                                                                           -------------    -------------    ---------------

Cash Flows from Investing Activities:

     Net loan originations and principal collections                               (699)          46,613            (30,129)
     Purchase of loans                                                          (68,449)         (65,812)           (23,846)
     Purchase of investment securities available-for-sale                       (10,726)         (17,317)           (29,063)
     Proceeds from sale of investment securities
        available-for-sale                                                           --           17,000                 --
     Proceeds from maturities of investment securities
        available-for-sale                                                           --            5,500             10,500
     Proceeds from sale of real estate acquired
        in settlement of loans                                                      568               --                 --
     Purchase of Federal Home Loan Bank of Atlanta stock                           (488)            (166)              (435)
     Purchase of property and equipment                                            (695)          (2,738)            (2,461)
     Proceeds from sale of property and equipment                                     3                3                 --
                                                                           -------------    -------------    ---------------
               Net cash used in investing activities                            (80,486)         (16,917)           (75,434)
                                                                           -------------    -------------    ---------------

Cash Flows from Financing Activities:

     Net increase in deposits                                                    13,608           36,199             36,661
     Dividends paid                                                              (3,173)          (2,732)            (1,838)
     Cash distribution                                                               --          (43,329)                --
     Advances from Federal Home Loan Bank of Atlanta                             73,000           17,000             17,000
     Repayment of advances from Federal Home Loan Bank of Atlanta               (25,000)              --                 --
     Other borrowings                                                             9,281           35,000                 --
     Principal payments on other borrowings                                     (35,518)              --                 --
     Purchases of treasury stock                                                 (1,171)         (20,955)            (8,113)
     Stock subscription proceeds                                                     --               --                 --
     Stock subscription refunds                                                      --               --           (197,851)
     Stock issuance costs                                                            --               --             (1,584)
                                                                           -------------    -------------    ---------------
               Net cash provided by (used in) financing activities               31,027           21,183           (155,725)
                                                                           -------------    -------------    ---------------

                  FirstSpartan Financial Corp. and Subsidiaries

                    Years Ended June 30, 2000, 1999, and 1998
                                 (In Thousands)


                                                                        2000             1999            1998
                                                                    -------------    -------------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents                $    (37,814)    $      9,452     $ (228,104)

Cash and Cash Equivalents at Beginning of Year                      $     58,420     $     48,968     $  277,072
                                                                    -------------    -------------    -----------

Cash and Cash Equivalents at End of Year                            $     20,606     $     58,420     $   48,968
                                                                    =============    =============    ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for:
          Interest                                                  $     21,262     $     17,447     $   17,433
                                                                    =============    =============    ===========
          Income taxes                                              $      3,097     $      4,821     $    5,358
                                                                    =============    =============    ===========

Supplemental Disclosures of Non-Cash Transactions:
     Transfers from loans to real estate acquired in
         settlement of loans                                        $        649     $        312     $       --
                                                                    =============    =============    ===========
     Change in unrealized loss on investment securities
         available-for-sale                                         $       (401)    $       (122)    $      (52)
                                                                    =============    =============    ===========
     Change in deferred taxes related to unrealized loss on
         investment securities available-for-sale                   $        152     $         46     $       20
                                                                    =============    =============    ===========
     Transfer of common stock from treasury to MRDP                 $         --     $      7,443     $       --
                                                                    =============    =============    ===========
     Sale of common stock funded by subscription escrow accounts    $         --     $         --     $   61,478
                                                                    =============    =============    ===========
     Sale of common stock funded by deposit accounts                $         --     $         --     $   20,042
                                                                    =============    =============    ===========
     Sale of common stock to ESOP                                   $         --     $         --     $    7,089
                                                                    =============    =============    ===========


See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


1.             Summary of Significant Accounting Policies

               Nature of Operations and Customer Concentration - FirstSpartan Financial Corp. (the "Corporation") is a unitary thrift holding company incorporated in the state of Delaware. The Corporation's principal business activities are conducted through its wholly-owned subsidiary, First Federal Bank (the "Bank"), which is a federally chartered savings bank engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans to the general public through its retail banking offices. The Bank's business activities are primarily limited to within Spartanburg County and adjacent counties of South Carolina. The Bank was originally founded in 1935 as a federal mutual savings and loan association. In 1997, the Bank converted to a federal stock savings bank (the "Conversion") and as part of the Conversion, the Corporation was formed as the holding company for the Bank.

               Principles of Consolidation - The consolidated financial statements include the accounts of the Corporation, the Bank and its wholly owned subsidiary, FirstService Corporation ("FirstService")(collectively referred to as the "Company").

               FirstService has a one-third ownership interest in a mortgage banking company which is accounted for using the equity method of accounting. Neither the investment nor the equity in the earnings in the mortgage banking company was material for any of the periods presented. See Note 3 for disclosure of the amount of loans purchased from this company. There were no other transactions with this related party.

               Significant intercompany balances and transactions have been eliminated in consolidation.

               Basis of Accounting - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

               Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimate most susceptible to change in the near term is the allowance for loan losses.

               Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, federal funds sold, and overnight interest-bearing deposits.

               Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of taxes. No securities have been classified by the Company as trading securities during the reporting periods.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


               Gains and losses on sales of securities are determined on the specific identification method. Premiums and discounts are amortized to maturity on a method that approximates the level yield method.

               Loans - Loans are reported at the principal amount outstanding and reduced by undisbursed portions of loans in process, net deferred loan origination fees, and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is accreted as an adjustment of the related loan's yield over the contractual life of the loan. Net deferred loan fees on loans sold are included in determining the gain or loss on the sale. Loans held-for-sale are stated at the lower of cost or estimated market value as determined by outstanding commitments from investors or current investor market yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income.

               Upon the sale of mortgage loans, the Company receives cash in the amount of the fair value of the loans and a gain or loss is recognized at the time of sale for the difference between the proceeds and carrying value. On mortgage loans sold for which servicing rights are retained, the carrying value of the loan is adjusted at the time of sale by allocating the total cost of the loan to the mortgage servicing right and the loan (without the mortgage servicing right) based on their relative fair values. The cost allocated to the mortgage servicing right is recognized as a separate asset (included in "Other Assets") and amortized equally over the period of the estimated net servicing income. The carrying value of loan servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. The Company evaluates the carrying value of the servicing portfolio for impairment by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives and estimated prepayment rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. At June 30, 2000 and 1999, the cost of the mortgage servicing rights approximated their fair value.

               Interest on loans is credited to income as earned based upon the contractual interest rate of the loans applied to principal outstanding. Interest accrual on impaired and unimpaired loans is ceased if collection in the near term is uncertain, or when principal or interest is 90 days or more past due. Such interest is accounted for in an allowance for uncollected interest by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower is able to make periodic principal and interest payments. Loans generally are returned to accrual status when the loan is brought current and it appears likely that payments will continue to be received as scheduled.

               Allowance for Loan Losses - The Company provides for loan losses on the allowance method. Accordingly, loans deemed uncollectible are deducted from the allowance and provisions for estimated loan losses and recoveries on loans previously charged off are added to the allowance. The allowance is an amount that management believes will be adequate to absorb estimated losses inherent in existing loans which may become uncollectible. Factors considered in assessing the adequacy of the allowance include historical loss experience, delinquency trends, characteristics of specific loan types, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, local and regional economic conditions, evaluations of impaired loans, and other factors. Based on this assessment, the allowance is adjusted through a charge to operations. Because of the uncertainty inherent in the estimation process, management's estimate of the allowance for loan losses may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


               Management periodically evaluates speculative construction, land development, commercial, and restructured loans to determine if any such loans are impaired. Loans are considered to be impaired when, in management's judgment the collection of principal or interest is not collectible according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the borrower, and adequacy of collateral to determine if a loan is impaired.

               The measurement of impaired loans generally is based on the present value of future cash flows discounted at the historical effective interest rate, except that collateral-dependent loans generally are measured for impairment based on the fair value of the collateral. When the measured amount of an impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance which is included as a component of the allowance for loan losses.

               Office Properties and Equipment - Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method.

               Real Estate Acquired in Settlement of Loans - Real estate acquired in settlement of loans is recorded initially at fair value less estimated cost of disposal at the date of foreclosure, establishing a new cost basis. Any accrued interest on the related loan at the date of acquisition is charged to operations. After foreclosure, valuations are performed periodically by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenues, expenses, and additions to the valuation allowance related to real estate acquired in settlement of loans are charged to operations. Such amounts were not material in the years ended June 30, 2000, 1999 and 1998 and are included in Noninterest Expense.

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

               Recently Issued Accounting Standards and Guidance - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The Company adopted this statement as of July 1, 2000. SFAS No. 133 had no effect on the Company's financial position and is currently not expected to affect results of operations.

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements which summarizes certain views of the SEC staff related to the application of generally accepted accounting principles with respect to revenue recognition in financial statements. SAB No. 101, as amended, must be adopted by the Company no later than April 1, 2001. The Company believes that adoption of SAB No. 101 will not materially affect its financial position or results of operations.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


2.             Investment Securities

               Investment  securities   available-for-sale   are  summarized  as
follows (in thousands):

                                                              June 30, 2000
                                           ----------------------------------------------------
                                                           Gross         Gross
                                           Amortized     Unrealized    Unrealized         Fair
                                             Cost          Gains         Losses          Value
                                           ---------     ----------    ----------        ------
Debt securities:
   U.S. Government Agency obligations      $ 14,500      $     --       $   (264)      $ 14,236
   State and local obligations                2,241            --            (69)         2,172
                                           --------                     --------       --------
                                             16,741            --           (333)        16,408
Marketable equity securities                 17,498            51           (264)        17,285
                                           --------      --------       --------       --------
                                           $ 34,239      $     51       $   (597)      $ 33,693
                                           ========      ========       ========       ========

                                                                June 30, 1999
                                             ---------------------------------------------------
                                                             Gross          Gross
                                             Amortized     Unrealized     Unrealized       Fair
                                               Cost          Gains          Losses         Value
                                             ---------     ----------     ----------       ------
Debt securities:
  U.S. Government Agency obligations         $  5,497      $     --       $    (61)      $  5,436
  State and local obligations                   1,480            --            (12)         1,468
                                             --------      --------       --------       --------
                                                6,977            --            (73)         6,904
Marketable equity securities                   16,512            76           (148)        16,440
                                             --------      --------       --------       --------
                                             $ 23,489      $     76       $   (221)      $ 23,344
                                             ========      ========       ========       ========

           Gross realized gains and losses on sales of investment securities available-for-sale were as follows (in thousands):


                                          Year Ended June 30,
                                 ----------------------------------
                                  2000         1999           1998
                                 ------       ------         ------
                Gross gains       $--         $  10           $--
                Gross losses       --           (63)           --
                                  ---         -----           ---
                Net losses        $--          $(53)          $--
                                  ===         =====           ===


           Marketable equity securities at June 30, 2000 and 1999 consist principally of a mutual fund that invests in adjustable-rate mortgages.


           Investment securities totaling approximately $14.8 million at June 30, 2000 were pledged as collateral for public deposits and other borrowings.

           The contractual maturities of debt securities available-for-sale (at amortized cost and estimated fair value) are summarized as follows at June 30, 2000 (in thousands):

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998



                                                 Amortized          Fair
                                                    Cost            Value
                                                 ---------          ------
         Due within one year                       $ 1,000         $   990
         Due after one through five years            5,458           5,345
         Due after five through ten years            9,294           9,123
         Due after ten years                           989             950
                                                   -------         -------
                                                   $16,741         $16,408
                                                   =======         =======


3.         Loans Receivable

           Loans receivable are summarized as follows (in thousands):


                                                                     June 30,
                                                           ---------------------------
                                                              2000             1999
                                                           ---------        ----------
         Real estate mortgage loans:
                Residential (1-4 family)                    $309,096         $290,219
                Construction                                  75,963           72,373
                Land development                              24,150           18,864
                Commercial                                    40,979           23,587
                                                            --------         --------
                                                             450,188          405,043
                                                            --------         --------
         Consumer and commercial loans:
                Home equity                                   52,928           43,623
                Commercial                                    25,259           13,885
                Other                                         12,115           10,894
                                                            --------         --------
                                                              90,302           68,402
                                                            --------         --------
         Gross loans                                         540,490          473,445
                                                            --------         --------

         Less:
                Undisbursed portion of loans in process      (33,367)         (34,807)
                Net deferred loan fees                          (554)            (561)
                Allowance for loan losses                     (3,474)          (2,896)
                                                            --------         --------
         Net loans                                          $503,095         $435,181
                                                            ========         ========

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           The changes in the allowance for loan losses consisted of the following (in thousands):



                                                 Year Ended June 30,

                                            2000          1999        1998
                                           ------        ------      ------
         Allowance, beginning of year      $2,896        $2,179      $1,796
         Provision for loan losses            683           800         460
         Write-offs                          (110)          (85)        (80)
         Recoveries                             5             2           3
                                          -------       -------     -------
         Allowance, end of year            $3,474        $2,896      $2,179
                                          =======       =======     =======


           At June 30, 2000 and 1999, the Company had loans totaling $3.4 million which were on non-accrual status. Interest income that would have been recorded for the years ended June 30, 2000, 1999, and 1998 had non-accrual loans been current in accordance with their contractual terms amounted to $196,000, $52,000, and $58,000, respectively. The amount of interest included in interest income on such loans for such periods amounted to $75,000, $51,000, and $48,000, respectively.

           Impaired loans are summarized as follows (in thousands):


                                                       June 30,
                                                ----------------------
                                                  2000           1999
                                                -------        -------
   Impaired loans:
            No valuation allowance required     $   132        $  722
            Valuation allowance required          2,448            --
                                                -------        ------
                                                $ 2,580        $  722
                                                =======        ======
   Valuation allowance                          $   215        $   --
                                                =======        ======


           The average recorded investment in impaired loans was $1.7 million, $1.0 million, and $1.3 million for the years ended June 30, 2000, 1999, and 1998, respectively. Interest income recognized on impaired loans was not significant during the years ended June 30, 2000, 1999, and 1998.

           Residential real estate loans are presented net of loans serviced for others totaling approximately $119.4 million, $102.9 million and $56.4 million at June 30, 2000, 1999 and 1998, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $571,000, $438,000, and $253,000 at June 30, 2000, 1999, and 1998, respectively.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           The following is an analysis of the changes in mortgage servicing rights (in thousands):


                                              Year Ended June 30,
                                   -----------------------------------------
                                     2000            1999            1998
                                   --------       ---------        ---------
Balance, beginning of year         $1,042          $  213            $ 24
Capitalization                        377             907             206
Amortization                         (191)            (78)            (17)
                                   ------          ------            ----
Balance, end of year               $1,228          $1,042            $213
                                   ======          ======            ====


           The Company originates loans to officers and directors at terms substantially identical to other borrowers. Mortgage and consumer loans to officers and directors at June 30, 2000 and 1999 were approximately $1.5 million and $1.2 million, respectively.

           During the years ended June 30, 2000, 1999, and 1998, the Company purchased $40.0 million, $32.5 million, and $14.9 million, respectively, of loans from a mortgage banking company in which the Company has a one-third equity interest. Also, at June 30, 2000 and 1999, the mortgage banking company serviced $53.5 million and $32.5 million, respectively, of mortgage loans on behalf of the Company. Management believes that the loans were purchased at terms (including the servicing terms) similar to those that prevailed in the mortgage secondary market at the time of purchase.


4.         Office Properties and Equipment

           Office properties and equipment are summarized as follows (in thousands):



                                                            June 30,
                                                    -------------------------
                                                      2000             1999
                                                    --------        ---------
         Major classification:
            Land                                     $ 2,277         $ 2,099
            Office buildings and improvements          8,809           8,472
            Furniture, fixtures, and equipment         4,623           4,445
            Automobiles                                  108             108
                                                     -------         -------
                                                      15,817          15,124
         Less accumulated depreciation                (5,576)         (4,754)
                                                     -------         -------
         Office properties and equipment, net        $10,241         $10,370
                                                     =======         =======

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


5.         Deposit Accounts

           Deposit accounts are summarized as follows (dollars in thousands):



                                                                June 30,
                                              ---------------------------------------------
                                                      2000                     1999
                                              --------------------     --------------------
                                                          Weighted                 Weighted
                                                           Average                  Average
                                              Amount        Rate        Amount       Rate
                                              ------        ----        ------       ----
         Demand accounts:
                 NOW:
                    Non-interest-bearing    $ 27,896          --%     $ 19,163          --%
                    Interest-bearing          48,551        1.92        46,533        2.29
                 Savings                      50,488        2.47        56,225        2.75
                 Money market                 27,711        4.15        30,099        3.91
         Certificate accounts                264,973        5.85       253,991        5.09
                                            --------                  --------
                                            $419,619                  $406,011
                                            ========                  ========

           Scheduled maturities of certificate accounts at June 30, 2000 are as follows (in thousands):



         Within 1 year                                          $223,035
         After 1 but within 2 years                               28,872
         After 2 but within 3 years                                5,946
         Thereafter                                                7,120
                                                                --------
                                                                $264,973
                                                                ========


           The aggregate amount of certificate accounts with principal amounts of $100,000 or more was $74.7 million and $61.5 million at June 30, 2000 and 1999, respectively. Deposits in excess of $100,000 are not federally insured.

           Interest expense by type of deposit is summarized as follows (in thousands):


                                              Year Ended June 30,
                                      ----------------------------------
                                       2000           1999         1998
                                      ------         ------       ------
         Demand accounts:
                Savings              $ 1,334        $ 1,623      $ 2,032
                NOW                      962          1,034        1,039
                Money market           1,179          1,043          434
         Certificate accounts         13,682         13,185       13,498
                                     -------       --------     --------
                                     $17,157        $16,885      $17,003
                                     =======        =======      =======


6.         Advances From Federal Home Loan Bank of Atlanta

           FHLB advances are summarized as follows (dollars in thousands):

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


                                              June 30,
                       ------------------------------------------------------
                                2000                          1999
                       -----------------------      -------------------------
                                      Weighted                       Weighted
                                      Average                        Average
Type of Advance         Amount          Rate          Amount          Rate
                       --------        ------        --------        ------
Fixed-rate              $45,000          6.38%       $34,000           5.23%
Adjustable-rate          10,000          6.58             --             --
Variable-rate            27,000          7.40             --             --
                        -------                      -------
                        $82,000          6.32%       $34,000           5.23%
                        =======          ====        =======           ====


           The fixed-rate advances are convertible whereby the FHLB has the option at a predetermined date to convert the fixed interest rate to an adjustable rate tied to LIBOR. The Company has the option to prepay any advance on the conversion date or any subsequent quarterly interest payment date should the FHLB exercise its conversion option. The adjustable-rate advances adjust quarterly based upon 3-month LIBOR and the variable-rate advances adjust daily based on the overnight funds market.

           Scheduled maturities and repricing or conversion dates of FHLB advances as of June 30, 2000 are as follows (in thousands):



                                        Amount              Amount at
                                          at             Next Repricing
                   Year Ended           Stated            or Conversion
                    June 30,           Maturity               Date
                   ----------          ---------           -----------
                      2001               $27,000             $65,000
                      2002                    --                  --
                      2003                16,000               7,000
                      2004                 7,000              10,000
                   2005-2007                  --                  --
                      2008                 7,000                  --
                      2009                10,000                  --
                      2010                15,000                  --
                                         -------             -------
                                         $82,000             $82,000
                                         =======             =======


           The maximum month-end balance of FHLB advances outstanding was $82.0 million and $34.0 million during the years ending June 30, 2000 and 1999, respectively. Average balances of FHLB advances outstanding during the years ended June 30, 2000 and 1999 were $64.1 million and $26.8 million, respectively. The Company had an approved credit limit of $146.2 million with the FHLB as of June 30, 2000. The advances are secured by FHLB stock and a blanket lien on all qualifying one- to four-family residential first mortgage loans.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


7.         Short-Term Borrowings

           At June 30, 2000, the Company had sold, under agreements to repurchase, U.S. Government agency securities. The securities underlying the agreements were delivered to the broker-dealer who arranged the transaction.

           Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):

                                                                           June 30,
                                                                     -------------------
                                                                      2000          1999
                                                                     ------        -----
Balance outstanding at end of year                                    $8,763          --
Average balance for months outstanding                                 8,908          --
Average interest rate for months outstanding                            6.01%         --
Average interest rate at end of year                                    6.58%         --
Maximum month-end balance during year                                 $9,079          --
Mortgage-related securities underlying the agreements at year end:
       Carrying value                                                  9,000          --
       Estimated fair value                                            8,834          --



           At June 30, 1999, the Company had outstanding a $35.0 million note payable to a commercial bank. The note, dated June 23, 1999, bearing interest at three-month LIBOR plus 1.0%, was due on August 15, 1999. All of the outstanding stock of the Bank was pledged as collateral on the loan. The note was paid in full on July 22, 1999.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


8.         Income Taxes

           The  tax  effects  of  temporary   differences   that  give  rise  to
significant portions of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                                                              June 30,
                                                                                     -------------------------
                                                                                       2000              1999
                                                                                      ------            ------
         Deferred tax assets:
                    Allowance for loan losses                                         $1,080           $   599
                    Management recognition and development plan                          232               308
                    Unrealized loss on investment securities available-for-sale          207                55
                    Other                                                                238               160
                                                                                      ------           -------
                                                                                       1,757             1,122
                                                                                      ------           -------
         Deferred tax liabilities:
                    Mortgage servicing rights                                            466               396
                    FHLB stock dividends                                                 431               431
                    Accumulated depreciation                                             340               289
                    Deferred loan fees and costs, net                                     77                17
                    Other                                                                133               201
                                                                                      ------           -------
                                                                                       1,447             1,334
                                                                                      ------           -------
         Net deferred tax asset (liability)                                           $  310           $  (212)
                                                                                      ======           =======


           No valuation allowance on deferred tax assets has been established as management believes it is more likely than not that the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

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

           Retained earnings as of June 30, 2000 include approximately $4.1 million representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Bank pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Bank.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           The   provision  for  income  taxes  is  summarized  as  follows  (in thousands):


                                                 Year Ended June 30,
                                           -------------------------------
                                             2000        1999       1998
                                            ------      ------     ------
         Current provision:
                    Federal                $3,645       $3,180     $4,956
                    State                     591          482        680
                                           ------       ------     ------
                                            4,236        3,662      5,636
         Deferred provision:
                    Federal                  (310)         (50)      (700)
                    State                     (60)         (10)      (129)
                                           ------       ------     ------
                                             (370)         (60)      (829)
                                           ------       ------     ------
         Total provision for income taxes  $3,866       $3,602     $4,807
                                           ======       ======     ======



           For the years ended June 30, 2000, 1999, and 1998, a tax benefit of $152,000, $46,000, and $20,000, respectively, was allocated to equity for the tax effects of unrealized losses on securities available-for-sale.

           The Company's effective tax rate is greater than the statutory Federal income tax rate for the following reasons (dollars in thousands):


                                                                      Year Ended June 30,
                                                          -------------------------------------------
                                                           2000              1999              1998
                                                          ------            ------            ------
        Tax at statutory federal income tax rate (34%)    $3,335            $2,916           $4,198
        Increase (decrease) resulting from:
                   State income taxes                        350               304              364
                   Non-deductible compensation:
                          ESOP                                83               121              218
                          MRDP                               186               217               --
                   Other, net                                (88)               44               27
                                                          ------            ------           ------
                                                          $3,866            $3,602           $4,807
                                                          ======            ======           ======
        Effective income tax rate                           39.4%             42.0%            38.9%
                                                          ======            ======           ======

9.         Employee Benefit Plans

           401(k) Plan - The Company sponsors a 401(k) plan which covers all employees who meet minimum eligibility requirements. Participants generally may contribute from 2%-10% of their compensation and the Company is allowed to make discretionary contributions, subject to certain limitations. Expense related to Company discretionary contributions amounted to $153,000, $125,000, and $105,000 in the years ended June 30, 2000, 1999, and 1998, respectively.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           ESOP - The ESOP is a non-contributory retirement plan adopted by the Company effective January 1, 1997 which covers all employees who meet minimum eligibility requirements. The ESOP acquired 354,430 shares of the Corporation's common stock in the Conversion at a price of $20 per share with proceeds of a loan from the Corporation in the amount of approximately $7.1 million. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation. In connection with the cash distribution (discussed in note 12), the ESOP received approximately $4.3 million on its shares of the Corporation's common stock. The ESOP purchased an additional 180,436 shares with the proceeds.

           The note payable has a term of 12 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $237,000. The note is secured by the shares of common stock held by the ESOP.

           As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. Any difference between the market value of the released shares and their cost is recorded as an addition or deduction to additional paid-in capital. The Company recognized approximately $836,000, $947,000, and $1.3 million in compensation expense in the years ended June 30, 2000, 1999, and 1998, respectively, related to the ESOP of which approximately $590,000, $591,000, and $647,000 reduced the cost of unallocated ESOP shares and $246,000, $356,000 and $643,000 increased additional paid- in capital on the balance sheet in each respective year.

           The cost of the shares not yet committed to be released from collateral is reflected as a reduction of stockholders' equity. Uncommitted shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable (and the Bank's contribution reduced accordingly).

           Shares released or committed to be released for allocation during the years ended June 30, 2000 and 1999 totaled 44,578 and 29,536, respectively. Shares remaining not released or committed to be released for allocation at June 30, 2000 and 1999 totaled 396,975 and 441,553 and had a market value of approximately $6.8 million and $10.3 million, respectively.


10.        Stock Compensation Plans

           Management Recognition and Development Plan - On January 21, 1998, the Corporation's stockholders approved the FirstSpartan Financial Corp. Management Recognition and Development Plan ("MRDP"). A maximum of 177,215 shares may be awarded under the MRDP. The objective of the MRDP is to provide an additional ownership interest in the Company as a long-term incentive and retention program for key employees and directors. Shares of common stock awarded under the MRDP vest in equal amounts over a five-year period. In the event of a change in control of the Company, all shares will fully vest. Compensation expense is determined by the value of the stock on the award date, recognized on a straight-line basis over the vesting period. Upon the granting of shares under the MRDP, participants will be entitled to all voting and other stockholder rights related to the shares, including unvested shares. Participants may also receive dividends and other distributions with respect to the shares, including unvested shares. Also, all such shares will be included in outstanding shares for the computation of basic earnings per share.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           On July 8, 1998, 177,215 shares of stock were awarded and the closing price of the stock on that date was $42.00 per share which became the basis of recognizing compensation over the five-year period ending June 30, 2003. Shares awarded under the MRDP were issued from the 177,215 shares of treasury stock held at June 30, 1998. In connection with the $12.00 per share cash distribution on June 25, 1999 (discussed in note 12), a compensation charge of $2.1 million was recorded related to the pass through of the cash distribution on the shares in the MRDP. Also, as a result of the cash distribution, the basis of recognizing compensation over the vesting period was reduced from $42.00 to $32.67.

           Stock Option Plan - On January 21, 1998, the Corporation's stockholders approved the 1997 FirstSpartan Financial Corp. Stock Option Plan ("SOP"). The SOP allows the granting to management and directors of options to purchase up to 443,038 shares of common stock of the Corporation. All employees and non-employee directors are eligible to participate in the SOP. Each option will have a term of 10 years and the exercise price of each option will not be less than the fair market value of the shares on the date of grant. Options will vest in equal installments over a three- year period. In the event of a change in control of the Company, all options will become fully vested and immediately exercisable. If provision is not made for the assumption of the options in connection with the change of control, the SOP provides for cash settlement of any outstanding options.

           The following is an analysis of stock option activity:


                                                                  Weighted
                                        Options                   Average
                                       Available     Options      Exercise
                                       for Grant   Outstanding      Price
                                       ---------   -----------    ---------
            Balance, June 30, 1998           --           --     $     --
               Plan adopted             443,038           --           --
               Granted                 (414,793)     414,793        21.73
               Forfeited                  1,000       (1,000)       21.75
                                       --------     -------
            Balance, June 30, 1999       29,245      413,793        21.73

               Granted                  (12,437)      12,437        18.31
                                       --------      -------
            Balance, June 30, 2000       16,808      426,230        21.63
                                       ========      =======


           Of the 414,793 options granted in the year ended June 30, 1999, 363,291 were granted at the plan's inception on July 9, 1998 at an exercise price of $42.00 per share. On October 21, 1998, the Compensation Committee of the Board of Directors determined that because of the decline in market value of the Company's stock such a short time after the granting of the stock options, the desired incentive effect for employee performance was diminished significantly. Accordingly, the Committee recommended, and the Board of Directors approved, the repricing of all options granted on July 9, 1998. On October 28, 1998, the Committee repriced the options at the fair market value of the stock that day which was $33.75 per share. Since the repricing was at market value, no compensation was recorded as a result of the repricing.

           In connection with the $12.00 per share cash distribution (discussed in Note 12), the exercise price of all options was adjusted in accordance with FASB Emerging Issues Task Force Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." The weighted average reduction in exercise price was $12.00 per share.

           The following is a summary of stock options outstanding at June 30, 2000:



                       Weighted
                       Average
                      Remaining
     Exercise         Contractual         Options             Options
      Price           Life (Years)      Outstanding         Exercisable
     --------        -------------      -----------         ------------
      $21.75              8.1              410,793             136,931
       19.39              8.7                3,000               1,000
       18.31              9.6               12,437                  --
                                           -------             -------
       21.63              8.1              426,230             137,931
                                          =======              =======


           The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Had compensation cost for the plan been determined based on the fair value method of SFAS 123 "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have decreased to the pro forma amounts indicated below (in thousands, except per share data):



                                                   Year Ended June 30,
                                                ---------------------------
                                                  2000               1999
                                                -------             -------
               Net income:
                      As reported               $5,942              $4,975
                      Pro forma                  4,427               3,931
               Basic earnings per share:
                      As reported                 1.77                1.36
                      Pro forma                   1.32                1.07


           The weighted average fair value of options granted in the years ended June 30, 2000 and 1999 was $4.77 and $13.28 per share, respectively. The fair value of the option grant is estimated on the date of grant using an option pricing model with the following assumptions:


                                          Year Ended June 30,
                                       ------------------------
                                         2000           1999
                                       --------     -----------
Dividend yield                              4%               3%
Risk-free interest rate                  6.82%      5.07%-5.75%
Expected volatility                        25%              25%
Expected life (years)                       8                8

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


11.        Commitments and Contingent Liabilities

           Loan Commitments - The Company, in the normal course of business, is a party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. Loan commitments, excluding undisbursed portions of interim construction loans, were approximately $6.5 million ($1.0 million at fixed rates ranging from
8.125%-8.625%) at June 30, 2000. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of such commitments disbursed within a 30-day period. Additionally, at June 30, 2000, unused lines of credit extended by the Company (principally variable-rate consumer lines secured by real estate) amounted to approximately $55.6 million.

           Loans Sold with Recourse - At June 30, 2000, approximately $1.3 million of loans serviced for others had been sold with recourse (i.e., all credit risk associated with these loans was retained by the Company). Loans sold with recourse resulted from the sale of several pools of loans in 1983. Due to the seasoned nature of these loans and their typical low loan-to-value ratios, management believes that these loans do not present a significant risk to the Company.

           Financial Instruments with Off-Balance Sheet Risk - The Company has no other financial instruments with off- balance sheet risk.

           Concentration of Credit Risk - The Company's business activity is principally with customers located in South Carolina. Except for loans in the Company's market area, there are no other significant concentrations of credit risk. The majority of the Company's loans are residential mortgage, construction, home equity, and other mortgage loans. Generally, first mortgage loans are allowed up to 80% of the value of the real estate pledged as collateral or up to 95% with private mortgage insurance. Home equity loans are generally allowed up to 90% of the value of the real estate pledged as collateral.

           Potential Impact of Changes in Interest Rates - The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Company's interest income and interest expense are affected significantly by changes in market interest rates and other economic factors beyond its control. The Company's interest-earning assets consist primarily of mortgage loans which adjust more slowly to changes in interest rates than its interest-bearing savings deposits. Accordingly, the Company's earnings may be affected adversely during periods of rising interest rates.

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

           The employment agreements generally provide for the continued payment of specified compensation and benefits for the remaining term of the agreement after the executives are terminated, unless the termination is for "cause" as defined in the employment agreement. Additionally, the employment agreements provide for severance payments if employment is terminated following a change in control in the amount of three times the average annual compensation paid during the five calendar years immediately preceding the change in control to the respective executive. The contracts also require indemnification to the executives should any portion of the payments under the employment agreements be deemed "excess parachute payments" under applicable Internal Revenue Service regulations.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           Severance Agreements - The Bank and the Corporation have entered into severance agreements with four senior officers ("officers") (none of whom have entered into employment agreements) with an initial term of two years. The severance agreements may be extended in the same manner as the employment agreements. The severance agreements provide for severance payments in the amount of 2 times annual salary (and continuation of insured employee welfare benefits for a two-year period) in connection with termination or other specified actions in the event of a change in control of the Company.

           Employee Severance Compensation Plan ("Severance Plan") - In general, all employees (except for executives and officers who have entered into separate employment or severance agreements) are eligible to participate in the Severance Plan. Under the Severance Plan, employees terminated within 12 months of a change in control are entitled to a severance benefit of 2 weeks to 18 months of their current compensation based upon length of service and position.


12.        Stockholders' Equity

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

           Dividends - The Corporation's sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Corporation is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, the Bank's primary regulator, the Office of Thrift Supervision ("OTS"), has regulations that impose certain restrictions on payment of dividends by the Bank to the Corporation. On June 25, 1999, the Corporation paid a cash distribution of $12.00 per share to its stockholders.

           Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of its net income to date during the calendar year plus its retained net income (defined as net income for a specified period less total dividends declared during that period) for the preceding two years. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below the fully phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution if it would reduce the regulatory capital of the Bank below the balance of the liquidation account. The Bank paid dividends to the Corporation amounting to $42.0 million, $600,000, and $1.0 million in the years ended June 30, 2000, 1999, and 1998, respectively.

           Share Repurchases - The Company repurchased 67,700, 642,405, and 177,215 shares at average prices of $17.30, $32.62, and $45.78 per share during the year ended June 30, 2000, 1999, and 1998, respectively. All shares were repurchased in accordance with applicable OTS regulations. As of June 30, 2000, the Board had authorized the repurchase of up to 378,797 shares of the Corporation's outstanding common stock, of which 67,700 had been repurchased.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           Capital Adequacy - The Bank is subject to various regulatory capital requirements administered by the federal financial institution regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Under regulations of the OTS, the Bank must have: (i) core capital equal to 4.0% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets and (iii) total capital equal to 8.0% of risk-weighted assets. In measuring compliance with all three capital standards, institutions must deduct from their capital (with several exceptions, primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

           As of June 30, 2000 and 1999, the most recent respective notifications from the OTS classified the Bank as well- capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's category. To be categorized as well-capitalized, the Bank must maintain minimum ratios of total capital to risk-weighted assets, core capital to risk-weighted assets, and core capital to adjusted total assets.

           The Bank's actual and required capital amounts and ratios are summarized as follows (dollars in thousands):


                                                                                              Minimum Requirements
                                                                                ---------------------------------------------
                                                                                                               To Be Well-
                                                                                     For Capital            Capitalized Under
                                                                                      Adequacy             Prompt Corrective
                                                            Actual                    Purposes             Action Provisions
                                                     -------------------        --------------------      --------------------
                                                     Amount       Ratio          Amount      Ratio         Amount       Ratio
                                                    --------     -------        --------    -------       --------     -------
   June 30, 2000
         Tangible capital (to total assets)         $57,310        9.8%         $ 8,770       1.5%            N/A        N/A
         Core capital (to adjusted total assets)     57,310        9.8           23,400       4.0         $29,250        5.0%
         Tier I capital (to risk-weighted assets)    57,310       14.3              N/A       N/A          24,052        6.0
         Total capital (to risk-weighted assets)     60,684       15.1           32,069       8.0          40,086       10.0




   June 30, 1999
         Tangible capital (to total assets)        $ 91,006       16.8%         $ 8,131       1.5%            N/A        N/A
         Core capital (to adjusted total assets)     91,006       16.8           21,685       4.0         $27,107        5.0%
         Tier I capital (to risk-weighted assets)    91,006       26.4              N/A       N/A          20,680        6.0
         Total capital (to risk-weighted assets)     93,902       27.2           27,573       8.0          34,467       10.0

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           The following is a reconciliation of the Bank's stockholder's equity determined under generally accepted accounting principles to OTS regulatory capital requirements (in thousands):


                                                                  Tangible          Core         Risk-Based
                                                                  Capital          Capital         Capital
                                                                ------------     -----------    -------------
June 30, 2000
         Total stockholder's equity as determined under
           generally accepted accounting principles                $57,102        $57,102          $57,102
         General allowance for loan losses                              --             --            3,259
         Unrealized loss on certain available-
           for-sale securities, net of taxes                           208            208              208
         Other miscellaneous adjustments                                --             --              115
                                                                   -------        -------          -------
         Regulatory capital                                        $57,310        $57,310          $60,684
                                                                   =======        =======          =======

June 30, 1999
         Total stockholder's equity as determined under
           generally accepted accounting principles                $90,959        $90,959          $90,959
         General allowance for loan losses                              --             --            2,896
         Unrealized loss on securities
           available-for-sale, net of taxes                             47             47               47
                                                                   -------        -------          -------
         Regulatory capital                                        $91,006        $91,006          $93,902
                                                                   =======        =======          =======



13.        Earnings Per Share

           The Company had no dilutive securities outstanding during the year ended June 30, 2000 and had no potentially dilutive securities outstanding during the year ended June 30, 2000; therefore, diluted earnings per share ("EPS") is the same as basic EPS for all periods presented. For the years ended June 30, 2000, 1999, and 1998, 3,359,824, 3,665,778, and 4,066,692 weighted average shares, respectively, were outstanding. For purposes of EPS calculations, shares issued in connection with the Conversion have been assumed to be outstanding as of July 1, 1997.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


14.        Financial Instruments

           The stated and fair value amounts of financial instruments as of June 30, 2000 and 1999, are summarized below (in thousands):


                                                         2000                             1999
                                              -------------------------         -------------------------
                                               Stated             Fair           Stated             Fair
                                               Amount            Value           Amount            Value
                                              -------           -------         -------           -------
         Financial assets:
                Cash and cash equivalents     $ 20,606          $ 20,606        $ 58,420          $ 58,420
                Investment securities           33,693            33,693          23,344            23,344
                Loans receivable, net          503,095           492,848         435,181           433,336
                Loans held-for-sale              1,933             1,967           8,984             9,089
                FHLB stock                       4,100             4,100           3,612             3,612
                Other assets                    10,572            10,523           4,245             4,114
                                              --------          --------        --------          --------
                                              $573,999          $563,737        $533,840          $531,970
                                              ========          ========        ========          ========
         Financial liabilities:
                Deposit accounts:
                   Demand                     $154,646          $154,646        $152,020          $152,020
                   Certificate                 264,973           263,359         253,991           253,546
                Other borrowings                 8,763             8,763          35,000            35,000
                Advances from FHLB              82,000            81,164          34,000            33,276
                Other liabilities                4,109             4,109           3,521             3,521
                                              --------          --------        --------          --------
                                              $514,491          $512,041        $478,532          $477,363
                                              ========          ========        ========          ========


           The Company had off-balance sheet financial commitments, which include $62.1 million and $57.4 million at June 30, 2000 and 1999, respectively, of commitments to originate loans and unused consumer lines of credit. Since these commitments are based on current rates, the commitment amount is considered to be a reasonable estimate of fair market value.

           The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

           Cash and Cash Equivalents - Both cash and cash equivalents have maturities of three months or less, and, accordingly, the stated amount of such instruments is deemed to be a reasonable estimate of fair value.

           Investment Securities - Fair values for investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices of similar securities.

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

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


           FHLB Stock - No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock historically has been at par value. Accordingly, the stated amount is deemed to be a reasonable estimate of fair value.

           Other Assets and Other Liabilities - Other assets consist principally of accrued interest receivable, mortgage servicing rights, and cash surrender value of life insurance. The fair value of accrued interest receivable is estimated to be its stated value since generally it will be paid in three months or less. The fair value of retained servicing on mortgage loans sold is calculated by discounting the expected future cash flows, which are based on principal balances, remaining terms, and servicing spreads. The fair value of life insurance policies is estimated to be the cash surrender value determined under the contractual terms of the policies, which equals their stated values. Other liabilities consist principally of advances from borrowers for taxes and insurance, outstanding checks, and accrued interest payable. Due to the short-term nature of these financial instruments, the stated amounts of such instruments are deemed to be a reasonable estimate of fair value.

           Deposits - The fair values disclosed for demand deposits are equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rate using the rates currently offered for deposits of similar remaining maturities.

           Other Borrowings - The stated amount is a reasonable estimate of fair value.

           Advances from the FHLB - The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar advances could be obtained.

           Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 2000 and 1999. Changes in market interest rates and prepayment assumptions could change significantly the fair value.

           Fair value estimates are based on existing recorded and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including loan servicing portfolio, real estate, deferred tax liabilities, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


15.        Condensed Parent Company Financial Statements

           Condensed financial information of the Corporation is as follows (in thousands):


                                                                         June 30,
                                                                ---------------------------
Condensed Balance Sheets                                          2000               1999
                                                                --------           --------
Assets:
           Cash and cash equivalents                              $   728           $  3,616
           Investment in Bank                                      57,103             91,046
           Other investment securities                                122                116
           Note receivable from Bank                                5,843              6,268
           Dividends receivable from Bank                           5,571                 --
           Other assets                                               132                153
                                                                  -------           --------
           Total assets                                           $69,499           $101,199
                                                                  =======           ========

Liabilities and Stockholders' Equity:
           Other borrowings                                       $    --           $ 35,000
           Other liabilities                                          115                158
           Stockholders' equity                                    69,384             66,041
                                                                  -------           --------
           Total liabilities and stockholders' equity             $69,499           $101,199
                                                                  =======           ========


                                                                        Year Ended June 30,
                                                             --------------------------------------
Condensed Statements of Income                                 2000             1999          1998
                                                              ------           ------        ------
Investment Income:
         Interest income                                    $      699        $1,626       $2,474
         Dividends from Bank                                    42,000           600        1,000
                                                            ----------        ------       ------
                                                                42,699         2,226        3,474
Interest Expense                                                   127            49           --
                                                            ----------        ------       ------
Net Interest Income                                             42,572         2,177        3,474
Non-interest Income                                                 --            10           --
Non-interest Expense                                               496           663          415
                                                            ----------        ------       ------
Income Before Income Taxes and Equity
         in Undistributed Earnings of Bank                      42,076         1,524        3,059
Provision for Income Taxes                                          26           315          745
                                                            ----------        ------       ------
Net Income Before Equity in Undistributed Earnings of           42,050         1,209        2,314
Bank

Equity in Undistributed Earnings of Bank                       (36,108)        3,766        5,226
                                                             ---------        ------       ------
Net Income                                                  $    5,942        $4,975       $7,540
                                                            ==========        ======       ======

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


                                                                           Year Ended June 30,
                                                                   -----------------------------------
Condensed Statements of Cash Flows                                  2000           1999          1998
                                                                   ------         ------        ------
Cash Flows from Operating Activities:
         Net income                                               $  5,942       $  4,975       $  7,540
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Equity in undistributed earnings of Bank          36,108         (3,766)        (5,226)
                  Net change in other assets and liabilities        (5,593)          (195)           200
                  Gain on sale of investment securities                 --            (10)            --
                                                                  --------       --------       --------
         Net cash provided by operating activities                  36,457          1,004          2,514
                                                                  --------       --------       --------

Cash Flows from Investing Activities:
         Investment in Bank                                             (1)         5,270        (43,516)
         Purchase of investment securities                              (6)       (10,116)            --
         Proceeds from sale of investment securities                    --         10,000             --
         Sale of common stock                                           --             --         81,519
         Collections on note receivable from Bank                        6            214            278
                                                                  --------       --------       --------
         Net cash provided by investing activities                      (1)         5,368         38,281
                                                                  --------       --------       --------

Cash Flows from Financing Activities:
         Other borrowings                                          (35,000)        35,000             --
         Purchase of treasury stock                                 (1,171)       (20,955)        (8,113)
         Stock issuance costs                                           --             --         (1,584)
         Dividends paid                                             (3,173)        (2,732)        (1,838)
         Cash distribution                                              --        (43,329)            --
                                                                  --------       --------       --------
         Net cash used in financing activities                     (39,344)       (32,016)       (11,535)
                                                                  --------       --------       --------

Net (Decrease) Increase in Cash and Cash Equivalents                (2,888)       (25,644)        29,260
Cash and Cash Equivalents at Beginning of Year                       3,616         29,260             --
                                                                  --------       --------       --------
Cash and Cash Equivalents at End of Year                          $    728       $  3,616       $ 29,260
                                                                  ========       ========       ========

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


16.        Subsequent Event

           On September 5, 2000, the Corporation and BB&T Corporation ("BB&T") entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Corporation will merge with and into BB&T. Pursuant to the terms of the Agreement, each share of the Corporation's common stock issued and outstanding at the effective time of the merger will become and be converted into the right to receive one share of BB&T common stock. Consummation of the merger is subject to various conditions, including the approval of the Corporation's stockholders and the receipt of all requisite regulatory approvals.

           In connection with the Agreement, the Corporation granted to BB&T a stock option pursuant to a stock option agreement dated as of September 5, 2000, which under certain defined circumstances, would enable BB&T to purchase 740,300 shares of the Corporation's common stock, subject to adjustment, at a price of $21.25 per share.

                  FirstSpartan Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999, and 1998


17.        Quarterly Results of Operations (Unaudited)

           Summarized unaudited quarterly operating results for the years ended June 30, 2000 and 1999 are as follows (in thousands, except share data):



                                                            First         Second           Third         Fourth
                                                           Quarter        Quarter         Quarter        Quarter
                                                          ---------      ---------       ---------      ---------
June 30, 2000
Investment income                                        $    9,787      $   10,049      $   10,233      $   10,837
Interest expense                                              5,019           5,084           5,291           5,829
                                                         ----------      ----------      ----------      ----------
Net interest income                                           4,768           4,965           4,942           5,008
Provision for loan losses                                       100             167             200             216
                                                         ----------      ----------      ----------      ----------
Net interest income after provision for loan losses           4,668           4,798           4,742           4,792
Non-interest income                                           1,023           1,027             963           1,243
Non-interest expense                                          3,400           3,323           3,304           3,421
                                                         ----------      ----------      ----------      ----------
Income before income taxes                                    2,291           2,502           2,401           2,614
Provision for income taxes                                      921             977             964           1,004
                                                         ----------      ----------      ----------      ----------
Net income                                               $    1,370      $    1,525      $    1,437      $    1,610
                                                         ==========      ==========      ==========      ==========
Basic and diluted earnings per share                     $     0.41      $     0.45      $     0.43      $     0.48
                                                         ==========      ==========      ==========      ==========
Weighted average shares outstanding                       3,351,990       3,363,135       3,374,280       3,349,696
                                                         ==========      ==========      ==========      ==========


June 30, 1999
Investment income                                        $    9,628      $    9,684      $    9,547      $    9,766
Interest expense                                              4,597           4,638           4,495           4,636
                                                         ----------      ----------      ----------      ----------
Net interest income                                           5,031           5,046           5,052           5,130
Provision for loan losses                                       200             200             200             200
                                                         ----------      ----------      ----------      ----------
Net interest income after provision for loan losses           4,831           4,846           4,852           4,930
Non-interest income                                             904             970           1,084           1,140
Non-interest expense                                          2,993           3,090           3,208           5,689
                                                         ----------      ----------      ----------      ----------
Income before income taxes                                    2,742           2,726           2,728             381
Provision for income taxes                                    1,056           1,130           1,117             299
                                                         ----------      ----------      ----------      ----------
Net income                                               $    1,686      $    1,596      $    1,611      $       82
                                                         ==========      ==========      ==========      ==========
Basic and diluted earnings per share                     $     0.42      $     0.44      $     0.46      $     0.02
                                                         ==========      ==========      ==========      ==========
Weighted average shares outstanding                       4,040,738       3,622,344       3,484,336       3,491,720
                                                         ==========      ==========      ==========      ==========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


           Not applicable.

                                    PART III

Item 10.             Directors and Executive Officers of the Registrant

                                                                                                Year First
                                                                                                 Elected           Term to
       Name                 Age (1)                    Position with Company                   Director (2)        Expire
--------------------   -------------------    -------------------------------------------     --------------     -----------
E. Lea Salter                 65              Director                                             1988             2003
R. Wesley Hammond             51              Director                                             1990             2003
Billy L. Painter              55              Director, President, and Chief                       1984             2002
                                                 Executive Officer
Robert R. Odom                78              Chairman of the Board                                1953             2002
E.L. Sanders                  66              Director                                             1987             2001
David E. Tate                 60              Director                                             1993             2001

                                            Executive Officers Who Are Not Directors


Hugh H. Brantley              57              Executive Vice President and                          --               --
                                                 Chief Operating Officer
J. Stephen Sinclair           58              Executive Vice President of                           --               --
                                                 Lending
R. Lamar Simpson              41              Chief Financial Officer                               --               --

-------------
(1)   As of June 30, 2000.
(2) Includes prior service on the Board of Directors of the Bank. Each member of the Board of Directors also serves as a director of the Bank and vice versa.


Biographical Information for Last Five Years

               R. Wesley Hammond is the President and Chief Executive Officer of Hammond-Brown-Jennings, a furniture company. He is past-President of the Southern Home Furnishings Association and past-Chairman of its Executive Committee.

               Robert R. Odom is a senior partner in the law firm of Odom, Terry & Cantrell, Spartanburg, South Carolina, with which he has been associated for over 50 years.

               Billy L. Painter has been President and Chief Executive Officer of the Corporation since its inception in 1997. He also has served as the Bank's President and Chief Executive Officer since 1984. Mr. Painter is a former Chairman of the Spartanburg Area Chamber of Commerce. He serves on the Boards of Piedmont Interstate Fair, Spartanburg Development Council and Habitat for Humanity. He also serves on the Advisory Board of Salvation Army and is Chairman of the Spartanburg County Transportation Committee.

               E. Lea Salter, retired, is the former President of Christman & Parsons, Inc., general contractors. He is active in the Lions Club of Spartanburg.

               E.L. Sanders is a retired insurance executive. He is past Chairman of the Board of Directors for Mobile Meals of Spartanburg and past Vice Chairman of the Board of Directors of the Foundation for the Multi-Handicapped, Blind and Deaf of South Carolina. Mr. Sanders is on the Board of Directors and is a past President of the Civitan Club of Spartanburg.

               David E. Tate has been President and sole owner of Tate Metal Works, Inc., a tank fabrication and erection company, since 1972. He was named the South Carolina Small Business Person of the Year in 1998.

               Hugh H. Brantley is the Bank's Executive Vice President and Chief Operating Officer, holding this position since 1987. Mr. Brantley is Chairman and Director of Spartanburg Christian Community Foundation and is a Director of Upward Basketball.

               J. Stephen Sinclair is the Bank's Executive Vice President of Lending, holding this position since 1987. He is a Director of Safe Homes - Rape Crisis Coalition, a former Director of Communities and Schools through the Chamber of Commerce, and a member of the Home Builders Association of Greater Spartanburg.

               R. Lamar Simpson has been the Corporation's Treasurer, Secretary and Chief Financial officer since its inception in 1997. He is also the Bank's Chief Financial Officer, holding this position since 1996. He is a member of the American Institute of Certified Public Accountants, a member of the South Carolina Association of Certified Public Accountants, and a member of the Financial Managers Society.


Compliance with Section 16(a) of the Exchange Act

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

               Based  solely on its review of the  copies of the  reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of the Company's executive officers and directors has complied with applicable reporting requirements for transactions in FirstSpartan common stock during the fiscal year ended June 30, 2000.

Item 11.           Executive Compensation


Summary Compensation Table

               The following information is furnished for the chief executive officer and all other executive officers of First Federal who received salary and bonus of $100,000 (collectively, the "Named Executive Officers")or more during the year ended June 30, 2000.

                                                                                          Long-Term Compensation
                                                                                         ------------------------
                                                            Annual Compensation                  Awards
                                                   ------------------------------------  -------------------------
                                                                             Other       Restricted     Securities
                                                                             Annual        Stock       Underlying       All Other
Name and Principal                                                        Compensation     Awards      Options/SARs    Compensation
Positions                                  Year    Salary($)    Bonus($)      ($)(1)       ($)(2)          (#)             ($)
-----------------------------------       ------   --------   ---------   ------------  -----------   ------------- ----------------
Billy L. Painter                           2000    $162,154     $30,000        $--      $       --            --       $  62,260(3)
   President and                           1999     156,000      25,000         --       1,265,334        70,886          431,548
   Chief Executive Officer...............  1998     146,620      40,000         --              --            --          69,323

R. Lamar Simpson
   Treasurer, Secretary and Chief
   Financial Officer of the Company        2000    $102,629     $22,000        $--      $       --            --       $  33,314(4)
   and Chief Financial Officer             1999      96,575      20,000         --         372,120        31,013         142,573
   of the Bank...........................  1998      90,666      16,000         --              --            --          33,721

Hugh H. Brantley
   Executive Vice President,               2000    $101,173     $16,000        $--      $       --            --       $  32,311(5)
   Chief Operating Officer and Treasurer   1999      95,064      16,000         --         669,858        31,013         228,804
   of the Bank...........................  1998      92,481      16,000         --              --            --          33,196

J. Stephen Sinclair                        2000    $100,072      15,000        $--      $       --            --       $  32,394(6)
   Executive Vice President                1999      94,509      16,000         --         669,858        31,013         228,455
   of Lending of the Bank................  1998      91,523      16,000         --              --            --          33,265

--------------------
(1) Other annual compensation excludes perquisites and other personal benefits that were less than 10% of the total annual salary and bonus reported.

(2) Includes restricted stock awards of 30,127, 8,860, 15,949 and 15,949 granted to Messrs. Painter, Simpson, Brantley and Sinclair under the MRDP. The dollar amounts set forth in the table represent the market value of the shares awarded on the date of grant and, therefore, do not take into account the decrease in the market value of the shares resulting from the $12 per share special cash distribution paid on June 25, 1999. As of June 30, 2000, the market value of the shares held by Messrs. Painter, Simpson, Brantley and Sinclair was $519,691, $152,835, $275,120 and $275,120,
      respectively. The awards vest in three equal annual installments, provided the recipient continues in the employ of the Company or the Bank, commencing on July 9, 1999, the first anniversary of the effective date of the award. When shares vest and are distributed from the trust in which they are held, the recipients will also receive an amount equal to unaccumulated cash and stock dividends (if any) paid on the shares, plus accrued earnings.

(3) Consists of directors' fees ($18,000), market value of stock allocated under ESOP ($35,116), employer 401(k) Plan matching contributions ($7,883), term life insurance premiums ($1,065) and split-dollar life insurance premiums ($196).

(4) Consists of market value of stock allocated under ESOP ($27,060), employer 401(k) Plan matching contributions ($5,959), term life insurance premiums ($236) and split-dollar life insurance premiums ($59).

(5) Consists of market value of stock allocated under ESOP ($25,342), employer 401(k) Plan matching contributions ($5,741), term life insurance premiums ($1,034) and split-dollar life insurance premiums ($194).

(6) Consists of market value of stock allocated under ESOP ($25,510), employer 401(k) Plan matching contributions ($5,688), term life insurance premiums ($1,020) and split-dollar life insurance premiums ($176).

Employment Agreements

               The Company and the Bank have entered into employment agreements with Messrs. Painter, Simpson, Brantley and Sinclair. The employment agreements provide for three-year terms. The term of the Company employment agreements may be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors and the term of the First Federal employment agreements are renewable on an annual basis. The employment agreements provide that the executive's base salary will be reviewed at least annually. The base salaries which are currently effective for such employment agreements for Messrs. Painter, Simpson, Brantley and Sinclair are $165,000, $104,798, $102,628 and $101,506, respectively. In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel.

               The employment agreements provide for termination by the Company and the Bank for cause, as defined in the employment agreements, at any time. If the Company or the Bank chooses to terminate the executive's employment for reasons other than for cause, or if the executive resigns from the Company or the Bank after specified circumstances that would constitute constructive termination, the executive or, if the executive dies, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to the executive for the remaining term of the employment agreement and the contributions that would have been made on the executive's behalf to any employee benefit plans of the Company and the Bank during the remaining term of the employment agreement. The Company and the Bank would also continue and/or pay for the executive's life, health, medical, dental and disability coverage for the remaining term of the employment agreement. Upon termination of the executive for reasons other than a change in control, the executive must comply with a one year non-competition agreement.

               Under the employment agreements, if voluntary or involuntary termination follows a change in control of the Company or the Bank, the executive or, if the executive dies, his beneficiary, would be entitled to a severance payment equal of three times the average of the five preceding taxable years' annual compensation. The Company and the Bank would also continue the executive's life, health, and disability coverage for thirty-six months. Even though both the Company and the Bank employment agreements provide for a severance payment if a change in control occurs, the executive would not receive duplicative payments or benefits under the agreements. The executive would also be entitled to receive an additional tax indemnification payment if payments under the employment agreements or otherwise triggered liability under the Internal Revenue Code for the excise tax applicable to "excess parachute payments." Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times the executive's average annual compensation over the five years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of one times the executive's average compensation over the preceding five-year period.

               Payments to the executive under the First Federal employment agreement will be guaranteed by the Company if payments or benefits are not paid by First Federal. Payment under the Company employment agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the executive under any dispute or question of interpretation relating to the employment agreements shall be paid by the Company or the Bank, respectively, if the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that the Company and the Bank shall indemnify the executive to the fullest extent legally allowable.

Directors' Compensation

               Directors of the Bank receive a fee of $1,500 per month. Directors' fees totaled $126,000 for the fiscal year ended June 30, 2000. In addition, Mr. Odom receives annual compensation of $10,200 for his service as Chairman of the Board. No separate fees are paid for service on the Company's Board of Directors.

Director Emeritus Plan

               The Director Emeritus Plan provides that each director elected to the Board of Directors of the Bank on or after March 17, 1987 shall become a director emeritus on (i) the date the director attains age 72 or (ii) the expiration of the director's then current term of office after attaining age 72, whichever event occurs last. In addition, a director with at least ten years of service on the Board may, upon attaining age 65, apply to the Board to assume director emeritus status. Under the Director Emeritus Plan, a director emeritus receives 50% of the fee payable to regular Board members for attendance at monthly Board meetings. If the director emeritus attends the monthly Board meeting, the amount payable is increased to 75% of the fee payable to regular Board members. The Board may also designate as a director emeritus a director who becomes disabled. An additional feature of the Director Emeritus Plan provides that, in the event of a change in control of the Company or the Bank (as defined in the Director Emeritus Plan), each director would be treated as a director emeritus on the effective date of the change in control. Within 30 days of such date, each director emeritus would receive a payment equal to three times the fees received by the director during the 12-month period ending prior to the effective date of the change in control. Assuming a change in control had occurred at June 30, 2000, the aggregate amount payable under the Director Emeritus Plan to all directors would be approximately $408,000.


Outstanding Options Held by Executive Officers

               No options were granted to or exercised by the Named Executive Officers during the fiscal year ended June 30, 2000. The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of June 30, 2000. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the Common Stock.


                                        Fiscal Year-End Option Value

                                          Number of Securities
                                          Underlying Unexercised                   Value of Unexercised
                                            Options at Fiscal                     In-the-Money Options
                                                Year-End(#)                     at Fiscal Year-End($)(1)(2)
                                      ---------------------------------      ---------------------------------
Name                                  Exercisable       Unexercisable        Exercisable         Unexercisable
----------                            ------------    -----------------      -------------      --------------
Billy L. Painter....................    23,629               47,257               --                   --
R. Lamar Simpson....................    10,337               20,676               --                   --
Hugh H. Brantley....................    10,337               20,676               --                   --
J. Stephen Sinclair.................    10,337               20,676               --                   --

---------------------
(1)   The options in this table have an exercise price of $21.75 per share.
(2)   The price of the Common Stock on June 30, 2000 was $17.25 per share.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

    (a)     Security Ownership of Certain Beneficial Owners

       Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file with the Securities and Exchange Commission ("SEC"), and provide a copy to the Company, certain reports disclosing such ownership pursuant to the Exchange Act. Based upon such reports, the following table sets forth, as of August 31, 2000, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                         Amount and Nature
                                                           of Beneficial       Percent of Common
                  Beneficial Owner                           Ownership         Stock Outstanding
----------------------------------------------------    ------------------   ----------------------
First Federal Bank Employee Stock Ownership Plan               534,109(1)            14.4%
380 E. Main Street
Spartanburg, South Carolina 29302

First Citizens Bancorporation of                               219,500                5.9%
South Carolina, Inc. (2)
1230 Main Street
Columbia, South Carolina  29201

---------------------
(1) Under the terms of the ESOP, the trustee, subject to the exercise of its fiduciary duties, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which it has received timely voting instructions from participants. As of August 31, 2000, 114,830 shares have been allocated to participants' accounts and 419,279 shares remain unallocated. The trustee of the ESOP is The Southeastern Trust Company.

(2) The information shown is based on a Schedule 13D filed with the Securities and Exchange Commission on October 27, 1998.

               (b)           Security Ownership of Management

               The following table provides information as of August 31, 2000 about the shares of FirstSpartan common stock that may be considered to be beneficially owned by each director or nominee for director of the Company, by the executive officers named in the summary compensation table appearing later in this proxy statement, and by all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.


                                                             Number of Shares
                                                               That May Be
                                          Number of           Acquired Within           Percent of
                                            Shares              60 Days By             Common Stock
             Name/Title                     Owned            Exercising Options       Outstanding (1)
-------------------------------------   --------------   -----------------------  --------------------
Hugh H. Brantley                           40,884(2)              20,676                     1.65
R. Wesley Hammond                          13,111(3)              14,768                      *
Robert R. Odom                             17,060(4)              14,768                      *
Billy L. Painter                           75,977(5)              47,258                     3.28
E. Lea Salter                              14,886(6)              14,768                      *
E.L. Sanders                               27,635(7)              14,768                     1.14
R. Lamar Simpson                           16,008(8)              20,676                      *
J. Stephen Sinclair                        52,292(9)              20,676                     1.95
David E. Tate                              14,980(10)             14,768                      *

All Executive Officers and                272,833                183,126                    11.64
   Directors as a Group (10 persons)

----------------------
* Less than 1% of shares outstanding.

(1) Based on 3,720,270 shares of FirstSpartan common stock outstanding and entitled to vote as of August 31, 2000, plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising stock options.

(2) Includes 9,569 shares of unvested restricted stock as to which Mr. Brantley exercises voting but not investment power and 3,982 shares owned indirectly through the ESOP.

(3) Includes 5,317 shares of unvested restricted stock as to which Mr. Hammond exercises voting but not investment power.

(4) Includes 5,316 shares of unvested restricted stock as to which Mr. Odom exercises voting but not investment power and 1,200 shares held by Mr. Odom's spouse.

(5) Includes 18,076 shares of unvested restricted stock as to which Mr. Painter exercises voting but not investment power, 5,715 shares owned indirectly through the ESOP, 10 shares held by Mr. Painter's child and 1,117 shares held by Mr. Painter's spouse.

(6) Includes 5,317 shares of unvested restricted stock as to which Mr. Salter exercises voting but not investment power.

(7) Includes 5,317 shares of unvested restricted stock as to which Mr. Sanders exercises voting but not investment power.

(8) Includes 5,316 shares of unvested restricted stock as to which Mr. Simpson exercises voting but not investment power, 4,221 shares owned indirectly through the ESOP and 136 shares held by Mr. Simpson's spouse.

(9) Includes 9,569 shares of unvested restricted stock as to which Mr. Sinclair exercises voting but not investment power and 3,968 shares owned indirectly through the ESOP.

(10) Includes 5,317 shares of unvested restricted stock as to which Mr. Tate exercises voting but not investment power.

Item 13.           Certain Relationships and Related Transactions

               Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and does not involve more than the normal risk of repayment or present other unfavorable features. The Bank, therefore, is prohibited from making any new loans or extensions of credit to the Bank's executive officers and directors with different rates or terms than those offered to the general public and has adopted a policy to this effect. The aggregate amount of loans granted by the Bank to its executive officers and directors was approximately $600,000 at June 30, 2000. These loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features when made.

               Robert R. Odom, Chairman of the Board of the Company and the Bank, is a senior partner with the law firm of Odom, Terry & Cantrell, Spartanburg, South Carolina, which serves as general counsel to the Bank. The Bank paid a retainer of $18,000 and legal fees of approximately $73,000 to the firm during the fiscal year ended June 30, 2000 for services rendered to the Bank.

                               PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)   (1)      The following are filed as a part of Item 8
                       of this report:

                        o   Independent Auditors' Report
                        o   Consolidated  Balance  Sheets as of June 30, 2000
                            and 1999
                        o Consolidated Statements of Income for the Years Ended June 30, 2000, 1999, and 1998
                        o   Consolidated  Statements of Changes in Equity for
                            the Year Ended June 30, 2000, 1999, and 1998
                        o   Consolidated  Statements  of Cash  Flows  for the
                            Years Ended June 30, 2000, 1999, and 1998
                        o   Notes to Consolidated Financial
                            Statements

              (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

              (3)       Exhibits

                         (3)(a)  Certificate of Incorporation of the Registrant*
                         (3)(b)  Bylaws of the Registrant*
                        (10)(a)  Employment    Agreement    with   Billy   L.
                                 Painter*****
                        (10)(b)  Employment    Agreement    with    Hugh   H.
                                 Brantley******
                        (10)(c) Employment Agreement with J. Stephen Sinclair******
                        (10)(d)  Employment    Agreement    with   R.   Lamar
                                 Simpson******
                        (10)(e)  Severance Agreement with Rand Peterson**
                        (10)(f)  Severance Agreement with Thomas Bridgeman**
                        (10)(g)  Severance   Agreement   with   Katherine  A.
                                 Dunleavy***
                        (10)(h)  Employee Severance Compensation Plan**
                        (10)(i)  Employee Stock Ownership Plan**
                        (10)(j)  Registrant's 1997 Stock Option Plan****
                        (10)(k)  Registrant's   Management   Recognition  and
                                 Development Plan****
                        (10)(l)  Severance    Agreement   with   J.   Timothy
                                 Camp*****
                        (23)     Consent of Deloitte & Touche LLP
                        (21)     Subsidiaries of the Registrant**
                        (27)     Financial Data Schedule

        (b)   Reports on Form 8-K:

        No Forms 8-K were filed during the quarter ended June 30, 2000.
--------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.
***** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.
****** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

                                   SIGNATURES

               Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                          FIRSTSPARTAN FINANCIAL CORP.



Date: September 26, 2000                  By: /s/ Billy L. Painter
                                              ----------------------------------
                                          Billy L. Painter
                                          President and Chief Executive Officer
                                         (Duly Authorized Representative)


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Billy L. Painter                                     September 26, 2000
    ---------------------------------------------
    Billy L. Painter
    President and Chief Executive Officer
    (Principal Executive Officer)



By: /s/ R. Lamar Simpson                                     September 26, 2000
    --------------------------------------------
    R. Lamar Simpson
    Treasurer, Secretary and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Robert R. Odom                                       September 26, 2000
    ---------------------------------------------
    Robert R. Odom
    Chairman of the Board


By: /s/ E. Lea Salter                                        September 26, 2000
    ---------------------------------------------
    E. Lea Salter
    Director


By: /s/ David E. Tate                                        September 26, 2000
    ---------------------------------------------
    David E. Tate
    Director


By: /s/ E.L. Sanders                                         September 26, 2000
    ---------------------------------------------
    E.L. Sanders
    Director



By: /s/ R. Wesley Hammond                                    September 26, 2000
    ----------------------------------------
    R. Wesley Hammond
    Director