Form 10-Q
period 2000-09-30
FIRSTSPARTAN FINANCIAL CORP
filed 2000-11-13
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000


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

       Common Stock Outstanding: 3,720,270 shares as of November 5, 2000.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

                                Table of Contents

                                                                                                         Page
Part I.      Financial Information

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets at September 30, 2000 and June 30, 2000                         1

               Consolidated Statements of Income for the Three-Month Periods Ended
                September 30, 2000 and 1999                                                                2

               Consolidated Statements of Stockholders' Equity for the Three-Month Period
               Ended September 30, 2000 and 1999                                                           3

               Consolidated Statements of Cash Flows for the Three-Month Periods Ended
               September 30, 2000 and 1999                                                                4-5

               Notes to Consolidated Financial Statements                                                 6-8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                 8-11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                  11

Part II.     Other Information

Item 1.        Legal Proceedings                                                                           12

Item 2.        Changes in Securities and Use of Proceeds                                                   12

Item 3.        Default Upon Senior Securities                                                              12

Item 4.        Submission of Matters to a Vote of Security Holders                                         12

Item 5.        Other Information                                                                           12

Item 6.        Exhibits and Reports on Form 8-K                                                            13

Signatures                                                                                                 14

ITEM 1.  FINANCIAL STATEMENTS

                 FirstSpartan Financial Corp. and Subsidiaries
                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                       September 30,           June 30,
                                                                                           2000                  2000
                                                                                     ----------------       ---------------
Assets

   Cash                                                                                $  13,667              $  13,375
   Federal funds sold and overnight interest-bearing deposits                              5,794                  7,231
                                                                                       ---------              ---------
             Total cash and cash equivalents                                              19,461                 20,606
   Investment securities available-for-sale - at fair value (amortized cost:
      $38,024 and $34,239 at September 30, 2000 and June 30, 2000, respectively)          37,661                 33,693
   Loans receivable, net                                                                 512,029                503,095
   Loans held-for-sale - at lower of cost or market (market value: $2,078
       and $1,967 at September 30, 2000 and June 30, 2000, respectively)                   2,050                  1,933
   Office properties and equipment, net                                                   10,587                 10,241
   Federal Home Loan Bank of Atlanta stock  - at cost                                      4,100                  4,100
   Real estate acquired in settlement of loans                                               798                    478
   Other assets                                                                           12,116                 11,511
                                                                                       ---------              ---------

                Total Assets                                                           $ 598,802              $ 585,657
                                                                                       =========              =========

Liabilities and Stockholders' Equity

   Liabilities:
     Deposit accounts                                                                  $ 430,596              $ 419,619
     Advances from Federal Home Loan Bank of Atlanta                                      81,000                 82,000
     Other borrowings                                                                      9,169                  8,763
     Other liabilities                                                                     7,348                  5,891
                                                                                       ---------              ---------
                Total liabilities                                                        528,113                516,273
                                                                                       ---------              ---------
   Stockholders' Equity:
     Preferred stock, $0.01 par value:
       Authorized - 250,000 shares;  none issued or outstanding
          at September 30, 2000 and June 30, 2000                                             --                     --
     Common stock, $0.01 par value:
       Authorized - 12,000,000 shares;  issued: 4,430,375 at September 30,
          2000 and June 30, 2000; outstanding:  3,720,270 at September 30,
          2000 and June 30, 2000                                                              44                     44
     Additional paid-in capital                                                           42,987                 42,894
     Retained earnings                                                                    58,336                 57,674
     Treasury stock - at cost (710,105  shares at September 30,
          2000 and June 30, 2000)                                                        (22,126)               (22,126)
     Unearned restricted stock                                                            (3,213)                (3,502)
     Unallocated ESOP stock                                                               (5,113)                (5,261)
     Accumulated other comprehensive loss                                                   (226)                  (339)
                                                                                       ---------              ---------
                Total stockholders' equity                                                70,689                 69,384
                                                                                       ---------              ---------
                Total Liabilities and Stockholders' Equity                             $ 598,802              $ 585,657
                                                                                       =========              =========


See accompanying notes to consolidated financial statements.

                 FirstSpartan Financial Corp. and Subsidiaries
                       Consolidated Statements of Income
                       (In Thousands, Except Share Data)
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                           ----------------------------------
                                                                                 2000              1999
                                                                           ----------------  ----------------
Investment Income:
   Interest on loans                                                      $   10,421          $    8,837
   Interest and dividends on investment securities,
     mortgage-backed securities, and other                                       841                 950
                                                                          ----------          ----------
          Total investment income                                             11,262               9,787
                                                                          ----------          ----------
Interest Expense:
   Deposit accounts                                                            5,008               4,194
   Other borrowings                                                              151                 127
   Federal Home Loan Bank of Atlanta advances                                  1,263                 698
                                                                          ----------          ----------
          Total interest expense                                               6,422               5,019
                                                                          ----------          ----------

Net Interest Income                                                            4,840               4,768

Provision for Loan Losses                                                        100                 100
                                                                          ----------          ----------

Net Interest Income After Provision for Loan Losses                            4,740               4,668
                                                                          ----------          ----------
Non-interest Income:
    Service charges and fees                                                     910                 724
    Gain on sale of mortgage loans                                                79                  99
    Other, net                                                                   225                 200
                                                                          ----------          ----------
          Total non-interest income, net                                       1,214               1,023
                                                                          ----------          ----------
Non-interest Expense:
    Employee compensation and benefits                                         1,910               1,909
    Federal deposit insurance premium                                             49                  84
    Occupancy and equipment expense                                              384                 403
    Computer services                                                            172                 154
    Advertising and promotions                                                    97                 155
    Office supplies, postage, printing, etc                                      182                 178
    Other                                                                        759                 517
                                                                          ----------          ----------
          Total non-interest expense                                           3,553               3,400
                                                                          ----------          ----------

Income Before Income Taxes                                                      2401               2,291

Provision for Income Taxes                                                       914                 921
                                                                          ----------          ----------

Net Income                                                                $    1,487          $    1,370
                                                                          ==========          ==========

Basic and Diluted Earnings Per Share                                      $     0.45          $     0.41
                                                                          ==========          ==========

Weighted Average Shares Outstanding - Basic                                3,328,870           3,351,990
                                                                          ==========          ==========

Weighted Average Shares Outstanding - Diluted                              3,330,728           3,351,990
                                                                          ==========          ==========


See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
             For the Three Months Ended September 30, 2000 and 1999
                        (In Thousands, Except Share Data)




                                                  Common Stock            Additional                                     Unearned
                                          -------------------------        Paid-In         Retained       Treasury      Restricted
                                            Shares          Amount          Capital        Earnings        Stock          Stock
                                          ---------       ---------       ---------       ---------      ---------      ---------
Balance, June 30, 1999                    3,787,970       $      44       $  42,648       $  54,905      $ (20,955)     $  (4,660)
                                          ---------       ---------       ---------       ---------      ---------      ---------

Net income                                       --              --              --           1,370             --             --
Unrealized loss on securities
 available-for-sale, net of taxes                --              --              --              --             --             --
                                          ---------       ---------       ---------       ---------      ---------      ---------
     Total comprehensive income                  --              --              --           1,370             --             --
                                          ---------       ---------       ---------       ---------      ---------      ---------
ESOP stock committed for release                 --              --              96              --             --             --
Dividends ($0.20 per share)                      --              --              --            (665)            --             --
Prorata vesting of restricted stock              --              --              --              --             --            290
                                          ---------       ---------       ---------       ---------      ---------      ---------

Balance September 30, 1999                3,787,970       $      44       $  42,744       $  55,610      $ (20,955)     $  (4,370)
                                          =========       =========       =========       =========      =========      =========


Balance, June 30, 2000                    3,720,270       $      44       $  42,894       $  57,674      $ (22,126)     $  (3,502)
                                          ---------       ---------       ---------       ---------      ---------      ---------

Net income                                       --              --              --           1,487             --             --
Unrealized gain on securities
 available-for-sale, net of taxes                --              --              --              --             --             --
                                          ---------       ---------       ---------       ---------      ---------      ---------
     Total comprehensive income                  --              --              --           1,487             --             --
                                          ---------       ---------       ---------       ---------      ---------      ---------
ESOP stock committed for release                 --              --              93              --             --             --
Dividends ($0.25 per share)                      --              --              --            (825)            --             --
Prorata vesting of restricted stock              --              --              --              --             --            289
                                          ---------       ---------       ---------       ---------      ---------      ---------

Balance September 30, 2000                3,720,270       $      44       $  42,987       $  58,336      $ (22,126)     $  (3,213)
                                          =========       =========       =========       =========      =========      =========



                                                           Accumulated
                                                              Other
                                                            Comprehen-
                                          Unallocated         sive           Total
                                             ESOP            (Loss)       Stockholders'
                                            Stock            Income          Equity
                                          ---------        ---------        ---------
Balance, June 30, 1999                    $  (5,851)       $     (90)       $  66,041
                                          ---------        ---------        ---------

Net income                                       --               --            1,370
Unrealized loss on securities
 available-for-sale, net of taxes                --              (60)             (60)
                                          ---------        ---------        ---------
     Total comprehensive income                  --              (60)           1,310
                                          ---------        ---------        ---------
ESOP stock committed for release                147               --              243
Dividends ($0.20 per share)                      --               --             (665)
Prorata vesting of restricted stock              --               --              290
                                          ---------        ---------        ---------

Balance September 30, 1999                $  (5,704)       $    (150)       $  67,219
                                          =========        =========        =========


Balance, June 30, 2000                    $  (5,261)       $    (339)       $  69,384
                                          ---------        ---------        ---------

Net income                                       --               --            1,487
Unrealized gain on securities
 available-for-sale, net of taxes                --              113              113
                                          ---------        ---------        ---------
     Total comprehensive income                  --              113            1,600
                                          ---------        ---------        ---------
ESOP stock committed for release                148               --              241
Dividends ($0.25 per share)                      --               --             (825)
Prorata vesting of restricted stock              --               --              289
                                          ---------        ---------        ---------

Balance September 30, 2000                $  (5,113)       $    (226)       $  70,689
                                          =========        =========        =========

                              FirstSpartan Financial Corp. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                              (In Thousands)
                                               (Unaudited)


                                                                               Three Months Ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                              2000              1999
                                                                           ----------        ---------
Cash Flows from Operating Activities:
    Net income                                                               $  1,487        $  1,370
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses                                                  100             100
       Accretion (amortization) of deferred income                                 44             (54)
       Amortization of loan servicing assets                                       55              45
       Accretion of  discounts on investment securities                            --              (1)
       Depreciation                                                               203             207
       Allocation of ESOP stock at fair value                                     241             243
       Prorata vesting of restricted MRDP stock                                   289             290
       Gain on disposal of property and equipment                                  (8)             --
       Gain on sale of real estate acquired in settlement of loans                (21)             --
       (Increase) decrease in loans held-for-sale                                (117)          4,489
       Increase in other assets                                                  (660)         (5,468)
       Increase in other liabilities                                            1,387           2,275
                                                                             --------        --------
               Net cash provided by operating activities                        3,000           3,496
                                                                             --------        --------

Cash Flows from Investing Activities:
     Net loan originations and principal collections                            6,168          (2,381)
     Purchase of loans                                                        (15,426)        (13,350)
     Purchase of investment securities available-for-sale                      (3,785)         (1,012)
     Proceeds from sale of real estate acquired in settlement of loans             46              42
     Improvements on real estate acquired in settlement of loans                 (165)             --
     Purchase of property and equipment                                          (549)           (318)
     Proceeds from sale of property and equipment                                   8              --
                                                                             --------        --------
               Net cash used in investing activities                          (13,703)        (17,019)
                                                                             --------        --------

Cash Flows from Financing Activities:
     Net increase in deposits                                                  10,977           1,997
     Dividends paid                                                              (825)           (665)
     Advances from Federal Home Loan Bank of Atlanta                            2,000          25,000
     Repayment of Advances from Federal Home Loan Bank of Atlanta              (3,000)             --
     Other borrowings                                                             406              --
     Principal payments on other borrowings                                        --         (35,000)
                                                                             --------        --------
               Net cash provided by (used in) financing activities           $  9,558        $ (8,668)
                                                                             --------        --------

                            FirstSpartan Financial Corp. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                            (In Thousands)
                                             (Unaudited)


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                  2000             1999
                                                                                ---------        ---------
Net Decrease in Cash and Cash Equivalents                                        $ (1,145)       $(22,191)

Cash and Cash Equivalents at Beginning of Period                                   20,606          58,420
                                                                                 --------        --------
Cash and Cash Equivalents at End of Period                                       $ 19,461        $ 36,229
                                                                                 ========        ========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                               $  6,268        $  5,121
                                                                                 ========        ========
          Income taxes                                                           $     --        $     --
                                                                                 ========        ========
     Transfers from loans to real estate acquired in settlement of loan          $    180        $     42
                                                                                 ========        ========
     Change in unrealized loss on investment securities available-for-sale       $    183        $    (96)
                                                                                 ========        ========
     Change in deferred taxes related to unrealized loss on
         investment securities available-for-sale                                $    (70)       $     36
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

               The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Also, certain June 30, 2000 balance sheet amounts have been reclassified to conform to the September 30, 2000 presentation.

               The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2000.

2.             Pending Merger

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

3.             Earnings Per Share

               The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended September 30, 2000 and 1999. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.


                                             Quarter Ended September 30,
                                         -----------------------------------
                                              2000                 1999
                                         --------------       --------------
Basic EPS:
Net income                                $1,487,000            $1,370,000
Average common shares outstanding          3,328,870             3,351,990
                                          ----------            ----------
Earnings per share                        $     0.45            $     0.41
                                          ==========            ==========

Diluted EPS:
Net income                                $1,487,000            $1,370,000
                                          ----------            ----------
Average common shares outstanding          3,328,870             3,351,990
Dilutive effect of stock options               1,859                    -
                                          ----------            ---------
Average dilutive shares outstanding        3,330,870             3,351,990
                                          ----------            ----------
Earnings per share                        $     0.45            $     0.41
                                          ==========            ==========


4.             Recently Issued Accounting Standards and Guidance

               In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The Company adopted this statement as of July 1, 2000. SFAS No. 133 had no effect on the Company's financial position or results of operations.

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

               In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new statement replaces SFAS No.125 and provides further standards on accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not completed the analysis of the impact that this standard may have on the Company's financial statements.


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

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

               Total assets were $598.8 million at September 30, 2000 and $585.7 million at June 30, 2000, an increase of $13.1 million or 2%. The primary components of this increase are $8.9 million, or 2%, in loans receivable, net, and $4.0 million, or 12%, in investment securities available-for-sale. Loans receivable, net, increased primarily as a result of an increase of $6.2 million in mortgage loans since June 30, 2000. Included in the $6.2 million increase were increases of $2.1 million in commercial mortgage loans and $5.2 million in one- to four-family mortgage loans offset by a decline of $1.0 million in construction and land development loans combined. Loans receivable, net, also increased due to a $2.0 million increase in non-mortgage commercial loans.

               Deposit accounts increased $11.0 million to $430.6 million at September 30, 2000 from $419.6 million at June 30, 2000 primarily as a result of an increase in certificates of deposit.

               Stockholders' equity increased by $1.3 million to $70.7 million at September 30, 2000 from $69.4 million at June 30, 2000. Items that increased stockholders' equity were the allocation of shares in the amount of $530,000 under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan and net income of $1.5 million for the three months ended September 30, 2000. Offsetting these increases to stockholders' equity was the payment of dividends of $825,000.

               Non-performing assets increased by $2.1 million to $6.0 million, or 1.00% of total assets, at September 30, 2000 from $3.9 million, or 0.67% of total assets, at June 30, 2000. The increase was due primarily to increases of $1.1 million in one- to four-family mortgage loans on non-accrual status, $580,000 in construction loans contractually past due 90 days and still accruing, and $320,000 in real estate acquired in settlement of loans.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30, 1999

               Net Income. Net income increased $100,000 to $1.5 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. The principal items increasing earnings for the quarter were increases in net interest income and non-interest income offset by an increase in non-interest expense.

               Net Interest Income. Net interest income increased by $72,000 for the three months ended September 30, 2000 from the three months ended September 30, 1999. Investment income increased by $1.5 million, or 15%, to $11.3 million for the three months ended September 30, 2000 from $9.8 million for the three months ended September 30, 1999. The increase in investment income was offset by an increase in interest expense of $1.4 million, or 28%, to $6.4 million for the three months ended September 30, 2000 from $5.0 million for the three months ended September 30, 1999.

               The average balance of interest-earning assets was $556.7 million during the quarter ended September 30, 2000 compared to $516.1 million during the quarter ended September 30, 1999. The average yield increased to 8.09% from 7.59% for the prior year quarter due to higher market interest rates in recent quarters.

               The average balance of interest-bearing liabilities increased to $513.3 million during the three months ended September 30, 2000 from $470.9 million during the three months ended September 30, 1999. The average cost of interest-bearing liabilities increased to 4.96% from 4.23% for the prior year quarter due to higher market interest rates in recent quarters. The cost of interest-bearing liabilities is expected to increase if current interest rates prevail or increase. Due to the inability to predict interest rates, the amount of increase in the cost of deposits and borrowings, if any, cannot be quantified.

               Net yield on interest-earning assets decreased to 3.48% for the quarter ended September 30, 2000 from 3.70% for the quarter ended September 30, 1999.

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

               The provision for loan losses was $100,000 for both the three months ended September 30, 2000 and 1999. Non-performing assets increased primarily because of a related group of one- to four-family mortgage loans, however, management did not believe that an increase in the provision for loan losses was warranted for these loans. See Comparison of Financial Condition at September 30, 2000 and June 30, 2000. Management deemed the allowance for loan losses to be adequate at September 30, 2000. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

               The allowance for loan losses increased to $3.6 million at September 30, 2000 from $3.5 million at June 30, 2000 and was 0.65% of gross loans receivable at September 30, 2000 compared to 0.64% at June 30, 2000. The ratio of allowance for loan losses to non-performing loans decreased to 68.5% at September 30, 2000 from 100.9% at June 30, 2000 due primarily to the increase in non-performing loans described above.


               Non-interest Income. Non-interest income increased to $1.2 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. Fee income increased to $910,000 from $724,000 principally due to the growth in checking accounts.

               Non-interest Expense. Non-interest expense was $3.6 million for the three months ended September 30, 2000 compared to $3.4 million for the same period in 1999. The increase was primarily due to expenses incurred relating to the pending merger with BB&T Corporation which was announced September 6, 2000.

               Income Taxes. The provision for income taxes was $914,000 for the three months ended September 30, 2000 compared to $921,000 for the three months ended September 30, 1999.

Liquidity and Capital Resources

               The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from loans, the sale of loans, maturing securities, FHLB of Atlanta advances, and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Federal regulations require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the federal regulatory liquidity requirement for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of net withdrawable deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2000, cash and cash equivalents totaled $19.5 million, or 3% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $18.6 million, or 3% of total assets. At September 30, 2000, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of approximately $149.6 million of which $81.0 million had been advanced.

               FirstSpartan is not subject to any separate regulatory capital requirements. As of September 30, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2000, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 10.0%, 10.0% and 15.3%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

               At September 30, 2000, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $3.7 million ($1.0 million at fixed rates ranging from 7.625% to 9.500%). In addition, at September 30, 2000, the unused portion of lines of credit (principally variable-rate home equity lines of credit) extended by the Company was approximately $60.5 million. Furthermore, at September 30, 2000, the Company had certificates of deposit scheduled to mature in one year or less of $234.5 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

               As of September 30, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Item 3.                      Defaults Upon Senior Securities
                             Not applicable

Item 4.                      Submission of Matters to a Vote of Security Holders
                             Not applicable

Item 5.                      Other Information
                             Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

              (2) (a)   Agreement and Plan of Reorganization by and Between
                        BB&T Corporation and FirstSpartan Financial Corp.*******
              (3) (a)   Certificate of Incorporation of the Registrant*
              (3) (b)   Bylaws of the Registrant*
             (10) (a)   Employment Agreement with Billy L. Painter*****
             (10) (b)   Employment Agreement with Hugh H. Brantley******
             (10) (c)   Employment Agreement with J. Stephen Sinclair******
             (10) (d)   Employment Agreement with R. Lamar Simpson******
             (10) (e)   Severance Agreement with Rand Peterson**
             (10) (f)   Severance Agreement with Thomas Bridgeman**
             (10) (g)   Severance Agreement with Katherine A. Dunleavy***
             (10) (h)   Employee Severance Compensation Plan**
             (10) (i)   Employee Stock Ownership Plan**
             (10) (j)   Registrant's 1997 Stock Option Plan****
             (10) (k)   Registrant's Management Recognition and Development
                        Plan****
             (10) (l)   Severance Agreement with J. Timothy Camp*****
             (23)       Consent of Deloitte & Touche LLP
             (21)       Subsidiaries of the Registrant**
             (27)       Financial Data Schedule

         (b) Reports on Form 8-K:

        On September 8, 2000, the Company filed a Form 8-K to report that the Company and BB&T Corporation had entered into a definitive merger agreement on September 5, 2000. A copy of the merger agreement and the related stock option agreement are filed as exhibits to the Form 8-K.




--------------------------------

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-23015) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Annual Meeting Definitive Proxy Statement dated December 12, 1997 and incorporated herein by reference.
***** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.
****** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
****** Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed on September 8, 2000, and incorporated herein by reference.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FirstSpartan Financial Corp.

Date: November 13, 2000             By: /s/ Billy L. Painter
     ------------------                ---------------------------------------
                                       Billy L. Painter
                                       President and Chief Executive Officer


Date: November 13, 2000             By: /s/ R. Lamar Simpson
     ------------------                ---------------------------------------
                                       R. Lamar Simpson
                                       Treasurer, Secretary and
                                       Chief Financial Officer