Form 10-Q
period 2000-12-31
FIRSTSPARTAN FINANCIAL CORP
filed 2001-02-12
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2000.


[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition Period from_________ to_________


                         Commission File Number: 0-22445
                                                 ---------


                          FIRSTSPARTAN FINANCIAL CORP.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                          56-2015272
--------------------------------                       -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


             380 East Main Street, Spartanburg, South Carolina 29302
             -------------------------------------------------------
                     (Address of principal executive office)

                                 (864) 582-2391
                                ----------------
                         (Registrant's telephone number)

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


       Common Stock Outstanding: 3,811,333 shares as of February 8, 2001.

                  FIRSTSPARTAN FINANCIAL CORP. AND SUBSIDIARIES

                                Table of Contents

                                                                                         Page
                                                                                         ----
Part I.    Financial Information

Item 1.    Financial Statements (unaudited)

              Consolidated Balance Sheets at December 31, 2000 and June 30, 2000           1

              Consolidated Statements of Income for the Six-Month Periods Ended
              December 31, 2000 and 1999                                                   2

              Consolidated Statements of Stockholders' Equity for the Six-Month
              Periods Ended December 31, 2000 and 1999                                     3

              Consolidated Statements of Cash Flows for the Three- and Six-Month
              Periods Ended December 31, 2000 and 1999                                   4-5

              Notes to Consolidated Financial Statements                                 6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        8-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     13

Part II.   Other Information

Item 1.    Legal Proceedings                                                              14

Item 2.    Changes in Securities and Use of Proceeds                                      14

Item 3.    Default Upon Senior Securities                                                 14

Item 4.    Submission of Matters to a Vote of Security Holders                            14

Item 5.    Other Information                                                              14

Item 6.    Exhibits and Reports on Form 8-K                                               15

Signatures                                                                                16

ITEM 1.  FINANCIAL STATEMENTS


                  FirstSpartan Financial Corp. and Subsidiaries

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                      December 31,           June 30,
                                                                                         2000                  2000
                                                                                     ------------          ------------
Assets
   Cash                                                                            $      15,136         $      13,375
   Federal funds sold and overnight interest-bearing deposits                              4,184                 7,231
                                                                                     ------------          ------------
             Total cash and cash equivalents                                              19,320                20,606
   Investment securities available-for-sale - at fair value (amortized cost:
      $30,803 and $34,239 at December 31, 2000 and June 30, 2000, respectively)           30,751                33,693
   Loans receivable, net                                                                 513,482               503,095
   Loans held-for-sale - at lower of cost or market (market value: $3,731
       and $1,967 at December 31, 2000 and June 30, 2000, respectively)                    3,664                 1,933
   Office properties and equipment, net                                                   10,411                10,241
   Federal Home Loan Bank of Atlanta stock  - at cost                                      4,100                 4,100
   Real estate acquired in settlement of loans                                               972                   478
   Other assets                                                                           12,003                11,511
                                                                                     ------------          ------------

                 Total Assets                                                      $     594,703         $     585,657
                                                                                     ============          ============


Liabilities and Stockholders' Equity

   Liabilities:
     Deposit accounts                                                              $     435,170         $     419,619
     Advances from Federal Home Loan Bank of Atlanta                                      81,000                82,000
     Other borrowings                                                                         --                 8,763
     Other liabilities                                                                     4,165                 5,891
                                                                                     ------------          ------------
                 Total liabilities                                                       520,335               516,273
                                                                                     ------------          ------------

   Stockholders' Equity:
     Preferred stock, $0.01 par value:
       Authorized - 250,000 shares;  none issued or outstanding
          at December 31, 2000 and June 30, 2000                                              --                    --
     Common stock, $0.01 par value:
       Authorized - 12,000,000 shares;  issued: 4,430,375 at December 31,
          2000 and June 30, 2000; outstanding:  3,811,333 and 3,720,270
          at December 31, 2000 and June 30, 2000, respectively                                44                    44
     Additional paid-in capital                                                           42,524                42,894
     Retained earnings                                                                    59,010                57,674
     Treasury stock - at cost (619,042 and 710,105 shares at December 31,
          2000 and June 30, 2000, respectively)                                          (19,289)              (22,126)
     Unearned restricted stock                                                            (2,923)               (3,502)
     Unallocated ESOP stock                                                               (4,965)               (5,261)
     Accumulated other comprehensive loss                                                    (33)                 (339)
                                                                                     ------------          ------------
                 Total stockholders' equity                                               74,368                69,384
                                                                                     ------------          ------------

                 Total Liabilities and Stockholders' Equity                        $     594,703         $     585,657
                                                                                     ============          ============


See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                               December 31,                          December 31,
                                                      --------------------------------     ---------------------------------
                                                            2000              1999              2000               1999
                                                      --------------    --------------     --------------    ---------------
Investment Income:
   Interest on loans                                     $   10,599      $    9,166          $   21,020        $   18,003
   Interest and dividends on investment securities,
     mortgage-backed securities, and other                      847             883               1,688             1,833
                                                         ----------      ----------          ----------        ----------
          Total investment income                            11,446          10,049              22,708            19,836
                                                         ----------      ----------          ----------        ----------

Interest Expense:

   Deposit accounts                                           5,236           4,173              10,244             8,367
   Other borrowings                                             145             104                 296               231
   Federal Home Loan Bank of Atlanta advances                 1,261             807               2,524             1,505
                                                         ----------      ----------          ----------        ----------
          Total interest expense                              6,642           5,084              13,064            10,103
                                                         ----------      ----------          ----------        ----------

Net Interest Income                                           4,804           4,965               9,644             9,733

Provision for Loan Losses                                       200             167                 300               267
                                                         ----------      ----------          ----------        ----------

Net Interest Income After Provision for Loan Losses           4,604           4,798               9,344             9,466
                                                         ----------      ----------          ----------        ----------

Non-interest Income:

    Service charges and fees                                    901             742               1,811             1,466
    Gain on sale of mortgage loans                               83              79                 162               178
    Other, net                                                  273             206                 498               406
                                                         ----------      ----------          ----------        ----------
          Total non-interest income, net                      1,257           1,027               2,471             2,050
                                                         ----------      ----------          ----------        ----------

Non-interest Expense:

    Employee compensation and benefits                        2,006           1,858               3,916             3,767
    Federal deposit insurance premium                            49              86                  98               170
    Occupancy and equipment expense                             380             376                 764               779
    Computer services                                           156             142                 328               296
    Advertising and promotions                                   76              94                 173               249
    Office supplies, postage, printing, etc                     142             179                 324               357
    Other                                                       632             588               1,391             1,105
                                                         ----------      ----------          ----------        ----------
          Total non-interest expense                          3,441           3,323               6,994             6,723
                                                         ----------      ----------          ----------        ----------

Income Before Income Taxes                                    2,420           2,502               4,821             4,793

Provision for Income Taxes                                      920             977               1,834             1,898
                                                         ----------      ----------          ----------        ----------

Net Income                                               $    1,500      $    1,525          $    2,987        $    2,895
                                                         ==========      ==========          ==========        ==========

Basic Earnings Per Share                                 $     0.45      $     0.45          $     0.89        $     0.86
                                                         ==========      ==========          ==========        ==========

Diluted Earnings Per Share                               $     0.43      $     0.45          $     0.88        $     0.86
                                                         ==========      ==========          ==========        ==========

Weighted Average Shares Outstanding - Basic               3,358,064       3,363,135           3,343,467         3,357,562
                                                         ==========      ==========          ==========        ==========

Weighted Average Shares Outstanding - Diluted             3,455,213       3,363,135           3,400,782         3,357,562
                                                         ==========      ==========          ==========        ==========


See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Six Months Ended December 31, 2000 and 1999
                        (In Thousands, Except Share Data)





                                                                 Common Stock            Additional
                                                           ------------------------       Paid-In        Retained       Treasury
                                                             Shares         Amount        Capital        Earnings         Stock
                                                           ---------      ---------      ---------       ---------       --------

Balance, June 30, 1999                                     3,787,970      $      44      $  42,648       $  54,905       $ (20,955)
                                                           ---------      ---------      ---------       ---------       ---------

Net income                                                        --             --             --           2,895              --
Unrealized loss on securities
 available-for-sale, net of taxes                                 --             --             --              --              --
                                                           ---------      ---------      ---------       ---------       ---------
     Total comprehensive income                                   --             --             --           2,895              --
                                                           ---------      ---------      ---------       ---------       ---------
ESOP stock committed for release                                  --             --            154              --              --
Dividends ($0.45 per share)                                       --             --             --          (1,496)             --
Prorata vesting of restricted stock                               --             --             --              --              --
                                                           ---------      ---------      ---------       ---------       ---------

Balance December 31, 1999                                  3,787,970      $      44      $  42,802       $  56,304       $ (20,955)
                                                           =========      =========      =========       =========       =========


Balance, June 30, 2000                                     3,720,270      $      44      $  42,894       $  57,674       $ (22,126)
                                                           ---------      ---------      ---------       ---------       ---------

Net income                                                        --             --             --           2,987              --
Unrealized gain on securities
 available-for-sale, net of taxes                                 --             --             --              --              --
                                                           ---------      ---------      ---------       ---------       ---------
     Total comprehensive income                                   --             --             --           2,987              --
                                                           ---------      ---------      ---------       ---------       ---------
ESOP stock committed for release                                  --             --            296              --              --
Reissuance of treasury stock for stock options exercised      91,063             --           (666)             --           2,837
Dividends ($0.50 per share)                                       --             --             --          (1,651)             --
Prorata vesting of restricted stock                               --             --             --              --              --
                                                           ---------      ---------      ---------       ---------       ---------

Balance December 31, 2000                                  3,811,333      $      44      $  42,524       $  59,010       $ (19,289)
                                                           =========      =========      =========       =========       =========

                                                                                       Accumulated
                                                                                          Other
                                                           Unearned     Unallocated     Comprehen-         Total
                                                          Restricted       ESOP            sive        Stockholders'
                                                             Stock         Stock          (Loss)          Equity
                                                           ---------    -----------      ---------       ---------

Balance, June 30, 1999                                     $  (4,660)    $  (5,851)      $     (90)      $  66,041
                                                           ---------     ---------       ---------       ---------

Net income                                                        --            --              --           2,895
Unrealized loss on securities
 available-for-sale, net of taxes                                 --            --             (95)            (95)
                                                           ---------     ---------       ---------       ---------
     Total comprehensive income                                   --            --             (95)          2,800
                                                           ---------     ---------       ---------       ---------
ESOP stock committed for release                                  --           295              --             449
Dividends ($0.45 per share)                                       --            --              --          (1,496)
Prorata vesting of restricted stock                              579            --              --             579
                                                           ---------     ---------       ---------       ---------

Balance December 31, 1999                                  $  (4,081)    $  (5,556)      $    (185)      $  68,373
                                                           =========     =========       =========       =========


Balance, June 30, 2000                                     $  (3,502)    $  (5,261)      $    (339)      $  69,384
                                                           ---------     ---------       ---------       ---------

Net income                                                        --            --              --           2,987
Unrealized gain on securities
 available-for-sale, net of taxes                                 --            --             306             306
                                                           ---------     ---------       ---------       ---------
     Total comprehensive income                                   --            --             306           3,293
                                                           ---------     ---------       ---------       ---------
ESOP stock committed for release                                  --           296              --             592
Reissuance of treasury stock for stock options exercised          --            --              --           2,171
Dividends ($0.50 per share)                                       --            --              --          (1,651)
Prorata vesting of restricted stock                              579            --              --             579
                                                           ---------     ---------       ---------       ---------

Balance December 31, 2000                                  $  (2,923)    $  (4,965)      $     (33)      $  74,368
                                                           =========     =========       =========       =========

See accompanying notes to consolidated financial statements.

                  FirstSpartan Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                   December 31,
                                                                           -----------------------------
                                                                               2000             1999
                                                                           ------------     ------------
Cash Flows from Operating Activities:
    Net income                                                             $      2,987    $      2,895
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses                                                    300             267
       Deferred income tax (benefit) provision                                     (155)             60
       Accretion (amortization) of deferred income                                   57             (85)
       Amortization of loan servicing assets                                        112              95
       Accretion of  discounts on investment securities                              --             (21)
       Depreciation                                                                 400             415
       Allocation of ESOP stock at fair value                                       592             449
       Prorata vesting of restricted MRDP stock                                     579             579
       Gain on disposal of property and equipment                                    (3)             --
       Gain on sale of real estate acquired in settlement of loans                  (25)            (20)
       (Increase) decrease in loans held-for-sale                                (1,731)          7,062
       Increase in other assets                                                    (604)         (5,772)
       (Decrease) increase in other liabilities                                  (1,758)            892
                                                                             -----------     -----------
               Net cash provided by operating activities                            751           6,816
                                                                             -----------     -----------

Cash Flows from Investing Activities:

     Net loan originations and principal collections                             10,989          (4,103)
     Purchase of loans                                                          (22,282)        (33,979)
     Purchase of investment securities available-for-sale                        (5,566)        (10,216)
     Proceeds from maturities of investment securities available-for-sale         9,001              --
     Proceeds from sale of real estate acquired in settlement of loans              300             349
     Improvements on real estate acquired in settlement of loans                   (220)             --
     Purchase of property and equipment                                            (575)           (471)
     Proceeds from sale of property and equipment                                     8              --
                                                                             -----------     -----------
               Net cash used in investing activities                             (8,345)        (48,420)
                                                                             -----------     -----------

Cash Flows from Financing Activities:

     Net increase in deposits                                                    15,551           1,520
     Dividends paid                                                              (1,651)         (1,496)
     Advances from Federal Home Loan Bank of Atlanta                              2,000          37,000
     Repayment of advances from Federal Home Loan Bank of Atlanta                (3,000)        (10,000)
     Other borrowings                                                               563           8,910
     Proceeds from exercise of stock options                                      2,171              --
     Principal payments on other borrowings                                      (9,326)        (35,000)
                                                                             -----------     -----------
               Net cash provided by financing activities                          6,308             934
                                                                             -----------     -----------

                  FirstSpartan Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                        2000            1999
                                                                                    ------------    -------------
Net Decrease in Cash and Cash Equivalents                                           $     (1,286)   $    (40,670)

Cash and Cash Equivalents at Beginning of Period                                          20,606          58,420
                                                                                      -----------     -----------

Cash and Cash Equivalents at End of Period                                          $     19,320    $     17,750
                                                                                      ===========     ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                                  $     12,900    $      9,477
                                                                                      ===========     ===========
          Income taxes                                                              $      2,354    $        722
                                                                                      ===========     ===========
     Transfers from loans to real estate acquired in settlement of loans            $        549    $        164
                                                                                      ===========     ===========
     Change in unrealized loss on investment securities available-for-sale          $        493    $       (153)
                                                                                      ===========     ===========
     Change in deferred taxes related to unrealized loss on
         investment securities available-for-sale                                   $       (187)   $         58
                                                                                      ===========     ===========
     Tax benefit from exercise of stock options                                     $        415    $         --
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

           The results of operations for the three- and six-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2000.

2.         Pending Merger

           On  September  5, 2000,  the  Company and BB&T  Corporation  ("BB&T")
           entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company will merge with and into BB&T. Pursuant to the terms of the Agreement, each share of the Company's common stock issued and outstanding at the effective time of the merger will become and be converted into the right to receive one share of BB&T common stock. The merger was approved by the Company's stockholders on January 17, 2001. Consummation of the merger is expected in March 2001.

           In connection with the Agreement, the Company granted to BB&T a stock option pursuant to a stock option agreement dated as of September 5, 2000, which under certain defined circumstances, would enable BB&T to purchase 740,300 shares of the Company's common stock, subject to adjustment, at a price of $21.25 per share.

3.         Earnings Per Share

           The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three- and six-month periods ended December 31, 2000 and 1999. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.

                                                           Quarter Ended                Six Months Ended
                                                            December 31,                   December 31,
                                                    ------------------------------  --------------------------
                                                       2000            1999            2000           1999
                                                    ----------      ----------      ----------      ----------
           Basic EPS:
           Net income                               $1,500,000      $1,525,000      $2,987,000      $2,895,000
           Average common shares outstanding         3,358,064       3,363,135       3,343,467       3,357,562
                                                    ----------      ----------      ----------      ----------
           Earnings per share                       $     0.45      $     0.45      $     0.89      $     0.86
                                                    ==========      ==========      ==========      ==========

           Diluted EPS:
           Net income                               $1,500,000      $1,525,000      $2,987,000      $2,895,000
                                                    ----------      ----------      ----------      ----------
           Average common shares outstanding         3,358,064       3,363,135       3,343,467       3,357,562
           Dilutive effect of stock options             97,149              --          57,315              --
                                                    ----------      ----------      ----------      ----------
           Average dilutive shares outstanding       3,455,213       3,363,135       3,400,782       3,357,562
                                                    ----------      ----------      ----------      ----------
           Earnings per share                       $     0.43      $     0.45      $     0.88      $     0.86
                                                    ==========      ==========      ==========      ==========


4.         Stock Options

           The following is an analysis of stock option activity for the six months ended December 31, 2000 and 1999:

                                                       2000                                     1999
                                     ---------------------------------------    -----------------------------------
                                                                    Weighted                              Weighted
                                      Options        Options        Average      Options       Options    Average
                                     Available         Out-         Exercise    Available       Out-      Exercise
                                     for Grant      standing         Price      for Grant     standing     Price
                                     ---------      --------       ---------    ---------     --------   ---------
           Balance, June 30            16,808       426,230       $   21.63      29,245        413,793   $   21.73

           Granted                         --            --              --          --             --          --
           Exercised                       --      (108,926)          21.75          --             --          --
           Forfeited                    5,146        (5,146)          21.75          --             --          --
                                       ------      --------                      ------         ------
           Balance, December 31        21,954       312,158           21.61      29,245        413,793       21.73
                                       ======       =======                      ======        =======       =====

5.         Recently Issued Accounting Standards and Guidance

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The Company adopted this statement as of July 1, 2000. The adoption of SFAS No. 133 had no effect on the Company's financial position or results of operations.

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

Comparison of Financial Condition at December 31, 2000 and June 30, 2000

           Total assets were $594.7 million at December 31, 2000 and $585.7 million at June 30, 2000, an increase of $9.0 million or 2%. The primary component of this increase was $10.4 million, or 2%, in loans receivable, net. Loans receivable, net, increased primarily as a result of an increase of $5.0 million in mortgage loans since June 30, 2000. Included in the $5.0 million increase were increases of $5.8 million in commercial mortgage loans and $800,000 in one- to four-family mortgage loans and land development loans combined, offset by a decline of $1.6 million in construction loans. Loans receivable, net, also increased due to increases of $3.5 million in non-mortgage commercial loans and $1.5 million in home equity loans.

           Deposit accounts increased $15.6 million to $435.2 million at December 31, 2000 from $419.6 million at June 30, 2000 primarily as a result of an increase in certificates of deposit.

           Stockholders' equity increased by $5.0 million to $74.4 million at December 31, 2000 from $69.4 million at June 30, 2000. Items that increased stockholders' equity were the allocation of shares in the amount of $1.2 million under the Bank's Employee Stock Ownership Plan ("ESOP") and restricted stock plan, net income of $3.0 million for the six months ended December 31, 2000, and proceeds of $2.2 million from shares issued in connection with the exercise of stock options. Offsetting these increases to stockholders' equity was the payment of cash dividends of $1.6 million.

           Non-performing assets increased by $2.9 million to $6.8 million, or 1.15% of total assets, at December 31, 2000 from $3.9 million, or 0.67% of total assets, at June 30, 2000. The increase was due primarily to an increase of $2.4 million in loans on non-accrual status and $490,000 in real estate acquired in settlement of loans.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and December 31, 1999

           Net Income. Net income was $1.5 million for the three months ended December 31, 2000 and 1999. An increase in non-interest income was offset by a decrease in net interest income and an increase in non-interest expense.

           Net Interest Income. Net interest income decreased by $161,000 for the three months ended December 31, 2000 from the three months ended December 31, 1999. Investment income increased by $1.4 million, or 14%, to $11.4 million for the three months ended December 31, 2000 from $10.0 million for the three months ended December 31, 1999. The increase in investment income was offset by an increase in interest expense of $1.5 million, or 29%, to $6.6 million for the three months ended December 31, 2000 from $5.1 million for the three months ended December 31, 1999.

           The average balance of interest-earning assets was $562.9 million during the quarter ended December 31, 2000 compared to $522.5 million during the quarter ended December 31, 1999. The average yield increased to 8.13% from 7.69% for the prior year quarter due to higher market interest rates in recent quarters.

           The average balance of interest-bearing liabilities increased to $519.0 million during the three months ended December 31, 2000 from $480.4 million during the three months ended December 31, 1999. The average cost of interest-bearing liabilities increased to 5.08% from 4.24% for the prior year quarter due to higher market interest rates in recent quarters. Due to the inability to predict future interest rates, the amount of future increases in the cost of deposits and borrowings, if any, cannot be quantified.

           Net yield on interest-earning assets decreased to 3.41% for the quarter ended December 31, 2000 from 3.80% for the quarter ended December 31, 1999.

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

           The provision for loan losses was $200,000 for the three months ended December 31, 2000 and $167,000 for the three months ended December 31, 1999. Non-performing assets increased primarily because of a related group of one- to four-family mortgage loans, however, management did not believe that an increase in the provision for loan losses was warranted for these loans. See Comparison of Financial Condition at December 31, 2000 and June 30, 2000. Management deemed the allowance for loan losses to be adequate at December 31, 2000. Based on the uncertainty in the estimation process, however, management's estimate of the allowance for loan losses may change in the near term. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and could be adjusted as a result of their examinations.

           The allowance for loan losses increased to $3.7 million at December 31, 2000 from $3.5 million at June 30, 2000 and was 0.68% of gross loans receivable at December 31, 2000 compared to 0.64% at June 30, 2000. The ratio of allowance for loan losses to non-performing loans decreased to 63.11% at December 31, 2000 from 100.9% at June 30, 2000 due primarily to the increase in non-performing loans described above.

           Non-interest Income. Non-interest income increased to $1.3 million for the three months ended December 31, 2000 from $1.0 million for the three months ended December 31, 1999. Fee income increased to $901,000 from $742,000 principally due to the growth in fee-based products and certain fee increases.

           Non-interest Expense. Non-interest expense was $3.4 million for the three months ended December 31, 2000 compared to $3.3 million for the same period in 1999. Non-interest expense increased primarily due to expenses incurred in connection with the pending merger with BB&T Corporation (which was approved by stockholders on January 17, 2000) and due to increased expense associated with the employee stock ownership plan (the Company's principal retirement benefit plan) in which the Company's average stock price is a factor in the determination of the plan's expense each period. The Company's average stock price increased substantially for the current three and six- month periods.

           Income Taxes. The provision for income taxes was $920,000 for the three months ended December 31, 2000 compared to $977,000 for the three months ended December 31, 1999.

Comparison of Operating Results for the Six Months Ended December 31, 2000 and December 31, 1999

           Net Income. Net income increased to $3.0 million for the six months ended December 31, 2000 from $2.9 million for the six months ended December 31, 1999. An increase in non-interest income was offset by a decrease in net interest income and an increase in non-interest expense.

           Net Interest Income. Net interest income decreased by $89,000 for the six months ended December 31, 2000 from the six months ended December 31, 1999. Investment income increased by $2.9 million, or 15%, to $22.7 million for the six months ended December 31, 2000 from $19.8 million for the six months ended December 31, 1999. The increase in investment income was offset by an increase in interest expense of $3.0 million, or 30%, to $13.1 million for the six months ended December 31, 2000 from $10.1 million for the six months ended December 31, 1999.

           The average balance of interest-earning assets was $559.8 million during the six months ended December 31, 2000 compared to $519.3 million during the six months ended December 31, 1999. The average yield increased to 8.11% from 7.64% for the prior year period due to higher market interest rates in recent quarters.

           The average balance of interest-bearing liabilities increased to $516.2 million during the six months ended December 31, 2000 from $475.7 million during the six months ended December 31, 1999. The average cost of interest-bearing liabilities increased to 5.02% from 4.21% for the prior year quarter due to higher market interest rates in recent quarters. Due to the inability to predict future interest rates, the future amount of increases in the cost of deposits and borrowings, if any, cannot be quantified.

           Net yield on interest-earning assets decreased to 3.45% for the six months ended December 31, 2000 from 3.75% for the six months ended December 31, 1999.

           Provision for Loan Losses. The provision for loan losses was $300,000 for the six months ended December 31, 2000 compared to $267,000 for the six months ended December 31, 1999. See Comparison of Operating Results for the Three Months Ended December 31, 2000 and December 31, 1999 - Provision for Loan Losses for a discussion of management's process for determining the provision for loan losses.

           Non-interest Income. Non-interest income increased to $2.5 million for the six months ended December 31, 2000 from $2.1 million for the six months ended December 31, 1999. Fee income increased to $1.8 million from $1.5 million principally due to the growth in fee-based products and certain fee increases.

           Non-interest Expense. Non-interest expense was $7.0 million for the six months ended December 31, 2000 compared to $6.7 million for the same period in 1999. Non-interest expense increased primarily due to expenses incurred in connection with the pending merger with BB&T Corporation (which was approved by stockholders on January 17, 2000) and due to increased expense associated with the employee stock ownership plan (the Company's principal retirement benefit plan) in which the Company's average stock price is a factor in the determination of the plan's expense each period. The Company's average stock price increased substantially for the current three and six-month periods.

           Income Taxes. The provision for income taxes was $1.8 million for the six months ended December 31, 2000 compared to $1.9 million for the six months ended December 31, 1999.

Liquidity and Capital Resources

           The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from loans, the sale of loans, maturing securities, FHLB of Atlanta advances, and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2000, cash and cash equivalents totaled $19.3 million, or 3% of total assets, and investment securities classified as available-for-sale with maturities of one year or less totaled $20.5 million, or 3% of total assets. At December 31, 2000, the Bank also maintained an uncommitted credit facility with the FHLB of Atlanta, which provides for immediately available advances up to an aggregate amount of approximately $148.2 million of which $81.0 million had been advanced.

           FirstSpartan is not subject to any separate regulatory capital requirements. As of December 31, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2000, under applicable regulations, the Bank's actual tangible, core, and risk-based capital ratios were 10.5%, 10.5%, and 15.9%, respectively, compared to requirements of 1.5%, 3.0%, and 8.0%, respectively.

           At December 31, 2000, the Company had loan commitments (excluding undisbursed portions of interim construction loans) of approximately $3.0 million ($1.6 at fixed rates ranging from 7.125% to 10%). In addition, at December 31, 2000, the unused portion of lines of credit (principally variable- rate home equity lines of credit) extended by the Company was approximately $63.2 million. Furthermore, at December 31, 2000, the Company had certificates of deposit scheduled to mature in one year or less of $241.1 million. Based on historical experience, the Company anticipates that a majority of such certificates of deposit will be renewed at maturity.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

           As of December 31, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

                            FirstSpartan Financial Corp.

Date:                       By: /S/ Billy L. Painter
     ---------------            ------------------------------------------------
                                Billy L. Painter
                                President and Chief Executive Officer


Date:                       By: /s/ R. Lamar Simpson
     ---------------            ------------------------------------------------
                                R. Lamar Simpson
                                Treasurer, Secretary and Chief Financial Officer