Form 10-Q/A
period 2000-12-31
FIRSTSPARTAN FINANCIAL CORP
filed 2001-02-13
CIK 1035240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                            FirstSpartan Financial Corp.

Date: February 12, 2001     By: /S/ Billy L. Painter
     ------------------         ------------------------------------------------
                                Billy L. Painter
                                President and Chief Executive Officer


Date: February 12, 2001     By: /s/ R. Lamar Simpson
     ------------------         ------------------------------------------------
                                R. Lamar Simpson
                                Treasurer, Secretary and Chief Financial Officer